Form 10-Q
period 2020-06-30
Brilliant Acquisition Corp
filed 2020-08-14
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 333-237153

BRILLIANT ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Dan Ba Road, C-9, Putuo District, Shanghai, Peoples Republic of China
(Address of Principal Executive Offices, including zip code)

(86) 021-80125497
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, one Right and one Redeemable Warrant	BRLIU	The Nasdaq Capital Market
Ordinary Shares, no par value per share	BRLI	The Nasdaq Capital Market
Rights, each right entitling the holder to 1/10 of one Ordinary Share	BRLIR	The Nasdaq Capital Market
Warrants, each warrant exercisable for one Ordinary Share for $11.50 per share	BRLIW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of August 14, 2020, 6,111,000 ordinary shares, no par value, were issued and outstanding, respectively.

BRILLIANT ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2020 (unaudited) and for the period from May 24, 2019 (inception) through June 30, 2019 (unaudited)	2

	Condensed Statement of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2020 (unaudited) and for the period from May 24, 2019 (inception) through June 30, 2019 (unaudited)	3

	Condensed Statement of Cash Flows for the Six Months Ended June 30, 2020 (unaudited) and for the period from May 24, 2019 (inception) through June 30, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRILLIANT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets - cash	$860,654	$27,699
Deferred offering costs	—	182,330
Marketable securities held in Trust Account	46,000,107	—
TOTAL ASSETS	$46,860,761	$210,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$—	$427
Accrued offering costs	69,593	23,433
Promissory note – related party	243,833	181,833
Total Current Liabilities	313,426	205,693

Commitments

Ordinary shares subject to possible redemption, 4,154,723 and no shares at redemption value at June 30, 2020 and December 31, 2019, respectively	41,547,327	—

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,956,277 and 1,150,000 issued and outstanding (excluding 4,154,723 and no shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively (1)	5,020,729	25,000
Accumulated deficit	(20,721)	(20,664)
Total Shareholders’ Equity	5,000,008	4,336
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,860,761	$210,029

(1)	At December 31, 2019, included an aggregate of 150,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 24, 2019 (Inception) Through June 30,
	2020	2020	2019
Operating costs	$40	$164	$19,998
Loss from operations	(40)	(164)	(19,998)

Other income:
Interest income	107	107	—
Other income	107	107	—

Net income (loss)	$67	$(57)	$(19,998)

Weighted average shares outstanding, basic and diluted (1)	1,034,518	1,017,259	1

Basic and diluted net loss per ordinary share (2)	$(0.00)	$(0.00)	$(19,998)

(1)	Excludes an aggregate of 4,154,723 shares subject to possible redemption.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $97 for the three and six months ended June 30, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 1, 2020	1,150,000	$25,000	$(20,664)	$4,336

Net income	—	—	(124)	(124)

Balance – March 31, 2020	1,150,000	25,000	(20,788)	4,212

Sale of 4,600,000 Units, net of underwriting discounts and offering expenses	4,600,000	43,930,846	—	43,930,846

Sale of 261,000 Private Units	261,000	2,610,000	—	2,610,000

Issuance of Representative Shares	100,000	2,210	—	2,210

Ordinary shares subject to possible redemption	(4,154,723)	(41,547,327)	—	(41,547,327)

Net income	—	—	67	67

Balance – June 30, 2020	1,956,277	$5,020,729	$(20,721)	$5,000,008

FOR THE PERIOD FROM MAY 24, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – May 24, 2019 (inception)	—	$—	$—	$—

Issuance of Founder Share to initial shareholders	1	—	—	—

Net loss	—	—	(19,998)	(19,998)

Balance – June 30, 2019	1	$—	$(19,998)	$(19,998)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Six Months Ended June 30, 2020	For the Period from May 24, 2019 (Inception) Through June 30, 2019
Cash Flows from Operating Activities:
Net loss	$(57)	$(19,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(107)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10	—
Accounts payable and accrued expenses	(427)	—
Net cash used in operating activities	(581)	(19,998)

Cash Flows from Investing Activities:
Investment of cash in trust account	(46,000,000)	—
Net cash used in investing activities	(46,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of ordinary share, net of underwriting discounts paid	44,390,000	—
Proceeds from sale Private Units	2,610,000	—
Payment of offering costs	(228,464)	(50,000)
Advances from related party	—	69,998
Proceeds from promissory note – related parties	62,000	—
Net cash provided by financing activities	46,833,536	19,998

Net Change in Cash	832,955	—
Cash – Beginning	27,699	—
Cash – Ending	$860,654	$—

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$69,592	$—
Initial classification of ordinary shares subject to possible redemption	$41,547,220	$—
Change in value of ordinary shares subject to possible redemption	$107	$—
Issuance of Representative Shares	$2,200	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Brilliant Acquisition Corporation (the “Company”) is a blank check company incorporated in the British Virgin Islands on May 24, 2019. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have their primary operations located in the Asia Pacific region. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

At June 26, 2020, the Company had not yet commenced any operations. All activity through June 26, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on June 23, 2020. On June 26, 2020, the Company consummated the Initial Public Offering of 4,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $40,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 240,000 Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, Nisun Investment Holding Limited (the “Sponsor”), directors and business advisors generating gross proceeds of $2,400,000, which is described in Note 4.

Following the closing of the Initial Public Offering on June 26, 2020, an amount of $40,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

On June 29, 2020, the underwriters notified the Company of their intention to exercise their over-allotment option in full. As such, on June 30, 2020, the Company consummated the sale of an additional 600,000 Units, at $10.00 per Unit, and the sale of an additional 21,000 Private Units, at $10.00 per Private Unit, generating total gross proceeds of $6,210,000. A total of $6,000,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $46,000,000.

Transaction costs amounted to $2,069,154 consisting of $1,610,000 of underwriting fees and $459,154 of other offering costs. In addition, at June 30, 2020, cash of $860,654 was held outside of the Trust Account (as defined above) and is available for the payment of offering costs and for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding the taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination.

BRILLIANT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon or immediately prior to such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, subject to increase of up to an additional $0.30 per Unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and the Company’s business combination advisor, New Lighthouse Investment Limited, (the “initial shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5), the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until June 26, 2021 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by June 26, 2021, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $460,000 or $0.10 per Unit, up to an aggregate of $1,380,000, or $0.30 per Unit, on or prior to the date of the applicable deadline, for each three month extension.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

BRILLIANT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 24, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 29, 2020 and July 2, 2020. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

BRILLIANT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 26, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 4,810,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

BRILLIANT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Reconciliation of Net Loss Per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Net income (loss)	$67	$(57)
Less: Income attributable to ordinary shares subject to possible redemption	(97)	(97)
Adjusted net loss	$(30)	$(154)

Weighted average shares outstanding, basic and diluted	1,034,518	1,017,259

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 4,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder to 1/10 of an ordinary share upon consummation of a Business Combination (see Note 7). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 7). On June 30, 2020, the underwriters fully exercised their over-allotment option to purchase an additional 600,000 Units at $10.00 per Unit.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, directors of the Company and the Company’s business advisors purchased an aggregate of 240,000 Private Units at a price of $10.00 per Private Unit, or $2,400,000, from the Company in a private placement. As a result of the underwriters’ election to fully exercise their over-allotment option on June 30, 2020, the Sponsor, directors of the Company and the Company’s business advisors purchased an additional 21,000 Private Units, at a purchase price of $10.00 per Private Unit, for an aggregate purchase price of $210,000 (see Note 8).The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants and private rights will expire worthless.

BRILLIANT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In May, August and September 2019, the Company issued an aggregate of 1,150,000 founder shares (the “Founder Shares”) to the initial shareholders for an aggregate purchase price of $25,000 in cash. The Founder Shares included an aggregate of up to 150,000 shares subject to forfeiture by the initial shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). On June 30, 2020, as a result of the underwriters’ election to fully exercise their over-allotment option, 150,000 Founder Shares are no longer subject to forfeiture.

The initial shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note – Related Party

On August 21, 2019, as amended on December 31, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $243,833 was outstanding under the Promissory Note as of June 26, 2020. The note was non-interest bearing and payable on the earlier of (i) June 30, 2020 or (ii) the consummation of the Initial Public Offering. Proceeds from the close of the Initial Public Offering cleared in the bank account of the Company on June 29, 2020. On August 13, 2020, the Promissory Note was amended such that it is due and payable on October 31, 2020 and effective as of the date of the consummation of the Initial Public Offering, June 26, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $460,000 ($0.10 per Unit), up to an aggregate of $1,380,000 or $0.30 per Unit, on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

BRILLIANT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on June 23, 2020, the holders of the Founder Shares, Representative Shares (as defined in Note 7), Private Units (and their underlying securities) and any Units that may be issued upon conversion of the Working Capital Loans (and underlying securities) will be entitled to registration rights pursuant to a registration rights agreement. The holders of 25% of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, EarlyBirdCapital, Inc. (“EarlyBirdCapital”) may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 600,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 30, 2020, the underwriters fully exercised their over-allotment option to purchase an additional 600,000 Units at $10.00 per Unit.

The underwriters were paid a cash underwriting discount of three and one half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $1,400,000. In connection with the underwriters’ exercise of their over-allotment option in full on June 30, 2020, the underwriters were paid an additional cash underwriting discount of $210,000.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering, or $1,610,000, provided, however, that the this fee shall be reduced by an aggregate amount equal to 1.5% of the dollar amount of the Company’s securities purchased prior to the closing of the Business Combination by investors that: (i) are introduced to EarlyBirdCapital by the Company (or any of its direct or indirect affiliates); (ii) have not been previously introduced to a SPAC initial public offering by EarlyBirdCapital; (iii) continue to hold the Company’s ordinary shares through the closing of a Business Combination, and (iv) do not exercise redemption rights with respect thereto in connection with such Business Combination.

In addition, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in a Business Combination if EarlyBirdCapital introduces the Company to the target business with which the Company completes a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110(c)(3)(B)(ii).

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares — On June 26, 2020, the Company amended its Amended and Restated Memorandum and Articles of Association such that it is authorized to issue an unlimited number of ordinary shares, with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2020, there were 1,956,277 shares of ordinary shares issued and outstanding, excluding 4,154,723 ordinary shares subject to possible redemption.

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively covert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

BRILLIANT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of ordinary shares underlying the rights.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

BRILLIANT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described above, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Representative Shares

EarlyBirdCapital and its designees purchased 100,000 ordinary shares (the “Representative Shares) for an aggregate price of $10.00. The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ equity. The Company estimated the fair value of the Representative Shares to be $2,200 based upon the price of the Founder Shares issued to the initial shareholders. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or rights to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Marketable securities held in Trust Account	1	$46,000,107

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 13, 2020, the Promissory Note was amended such that it is due and payable on October 31, 2020 and effective as of the date of the consummation of the Initial Public Offering, June 26, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Brilliant Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Nisun Investment Holding Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on May 24, 2019 formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we intend to focus on businesses that have their primary operations located in the Asia-pacific region. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering, and the private placement of the Private Units, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares in a Business Combination:

●	may significantly dilute the equity interest of investors in this offering who would not have pre-emption rights in respect of any such issue;

●	may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preferred shares are created by amendment of our memorandum and articles of association by resolution of the board of directors and preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights or a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 24, 2019 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had net income of $67, which consisted of interest income on marketable securities held in the Trust Account of $107, offset by operating costs of $40.

For the six months ended June 30, 2020, we had a net loss of $57, which consisted of operating costs of $164, offset by interest income on marketable securities held in the Trust Account of $107.

For the period from May 24, 2019 (inception) through June 30, 2019, we had a net loss of $19,998, which consisted of operating costs of $19,998.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On June 26, 2020, we consummated the Initial Public Offering of 4,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $40,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 240,000 Private Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $2,400,000.

On June 30, 2020, as a result of the underwriters’ election to fully exercise their over-allotment option, we consummated the sale of an additional 600,000 Units, at $10.00 per Unit, and the sale of an additional 21,000 Private Units, at a price of $10.00 per Private Unit, generating total gross proceeds of $6,210,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Units, a total of $46,000,000 was placed in the Trust Account. We incurred $2,069,154 in transaction costs, including $1,610,000 of underwriting fees and $459,154 of other costs.

For the six months ended June 30, 2020, cash used in operating activities was $581. Net loss of $57 was impacted by interest earned on marketable securities held in the Trust Account of $107 and changes in operating assets and liabilities, which used $417 of cash.

For the period from May 24, 2019 (inception) through June 30, 2019, cash used in operating activities was $19,998, which as comprised of our net loss.

As of June 30, 2020, we had cash and marketable securities held in the Trust Account of $46,000,107. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $860,654. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into additional Private Units, at a price of $10.00 per unit at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than describe below.

We have engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist us in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering, or $1,610,000, provided, however, that the this fee shall be reduced by an aggregate amount equal to 1.5% of the dollar amount of our securities purchased prior to the closing of the Business Combination by investors that: (i) are introduced to EarlyBirdCapital by us (or any of its direct or indirect affiliates); (ii) have not been previously introduced to a SPAC initial public offering by EarlyBirdCapital; (iii) continue to hold our ordinary shares through the closing of a Business Combination, and (iv) do not exercise redemption rights with respect thereto in connection with such Business Combination.

In addition, we will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in a Business Combination if EarlyBirdCapital introduces us to the target business with which we complete a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110(c)(3)(B)(ii).

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Peng Jiang (our Chief Executive Officer and Chief Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on June 24, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 26, 2020, we consummated the Initial Public Offering of 4,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $40,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-237153). The Securities and Exchange Commission declared the registration statement effective on June 23, 2020.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 240,000 units at a price of $10.00 per Private Unit, generating total proceed of $2,400,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On June 30, 2020, the underwriters exercised their over-allotment option in full, resulting in an additional 600,000 Units for $6,000,000, less the underwriters’ discount of $210,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 21,000 Private Units, at $10.00 per Private Unit, generating total proceeds of $6,210,000. A total of $6,000,000 was deposited into the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Units, $46,000,000 was placed in the Trust Account.

We paid a total of $1,610,000 in underwriting discounts and commissions and $459,154 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 23, 2020, by and among the Company and EarlyBirdCapital, Inc.(1)
3.1	Second Amended and Restated Memorandum and Articles of Association(1)
4.1	Warrant Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. (1)
4.2	Rights Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company(1)
10.1	Letter Agreements, dated June 23, 2020, by and among the Company, its officers, directors, advisor, Mr. Chuanwei Chen, and Nisun Investment Holding Limited(1)
10.2	Administrative Services Agreement, dated June 23, 2020, by and among the Company and Nisun Investment Holding Limited(1)
10.3	Investment Management Trust Agreement, June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Trustee. (1)
10.4	Registration Rights Agreement, dated June 23, 2020, by and among the Company, Nisun Investment Holding Limited and the investors party thereto. (1)
10.5	Unit Purchase Agreement, dated June 23, 2020 by and between the Company and Nisun Investment Holding Limited(1)
10.6	Business Combination Marketing Agreement, dated June 23, 2020 by and between the Company and EarlyBirdCapital, Inc. (1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 26, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIANT ACQUISITION CORPORATION

Date: August 14, 2020	/s/ Peng Jiang
	Name:	Peng Jiang
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)