Form 10-Q
period 2020-09-30
Brilliant Acquisition Corp
filed 2020-11-16
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, 6,111,000 ordinary shares, no par value, were issued and outstanding, respectively.

BRILLIANT ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2020 (unaudited) and for the Three Months Ended September 30, 2019 and for the period from May 24, 2019 (inception) through September 30, 2019 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2020 (unaudited) and for the Three Months Ended September 30, 2019 and for the period from May 24, 2019 (inception) through September 30, 2019 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited) and for the period from May 24, 2019 (inception) through September 30, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRILLIANT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets - cash	$860,587	$27,699
Deferred offering costs	—	182,330
Marketable securities held in Trust Account	46,001,894	—
TOTAL ASSETS	$46,862,481	$210,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$58,536	$427
Accrued offering costs	58,252	23,433
Promissory note – related party	243,833	181,833
Total Current Liabilities	360,621	205,693

Commitments

Ordinary shares subject to possible redemption, 4,150,015 and no shares at redemption value at September 30, 2020 and December 31, 2019, respectively	41,501,859	—

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,960,985 and 1,150,000 issued and outstanding (excluding 4,150,015 and no shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively (1)	5,066,197	25,000
Accumulated deficit	(66,196)	(20,664)
Total Shareholders’ Equity	5,000,001	4,336
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,862,481	$210,029

(1)	At December 31, 2019, included an aggregate of 150,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 24, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Operating costs	$47,262	$477	$47,426	$20,475
Loss from operations	(47,262)	(477)	(47,426)	(20,475)

Other income:
Interest income	1,787	—	1,894	—
Other income	1,787	—	1,894	—

Net loss	$(45,475)	$(477)	$(45,532)	$(20,475)

Weighted average shares outstanding, basic and diluted (1)	1,956,277	1,000,000	1,332,550	250,947

Basic and diluted net loss per ordinary share (2)	$(0.02)	$(0.00)	$(0.04)	$(0.08)

(1)	Excludes an aggregate of 4,150,015 shares subject to possible redemption at September 30, 2020.

(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $1,612 and $1,709 for the three and nine months ended September 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 1, 2020	1,150,000	$25,000	$(20,664)	$4,336

Net income	—	—	(124)	(124)

Balance – March 31, 2020	1,150,000	25,000	(20,788)	4,212

Sale of 4,600,000 Units, net of underwriting discounts and offering expenses	4,600,000	43,930,846	—	43,930,846

Sale of 261,000 Private Units	261,000	2,610,000	—	2,610,000

Issuance of Representative Shares	100,000	2,210	—	2,210

Ordinary shares subject to possible redemption	(4,154,723)	(41,547,327)	—	(41,547,327)

Net income	—	—	67	67

Balance – June 30, 2020	1,956,277	5,020,729	(20,721)	5,000,008

Change in value of ordinary shares subject to possible redemption	4,708	45,468	—	45,468

Net loss	—	—	(45,475)	(45,475)

Balance – September 30, 2020	1,960,985	$5,066,197	$(66,196)	$5,000,001

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND

FOR THE PERIOD FROM MAY 24, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Ordinary Shares		Accumulated	Total Shareholders’ Equity
	Shares	Amount	Deficit	(Deficit)
Balance – May 24, 2019 (inception)	—	$—	$—	$—

Issuance of Founder Share to Initial Shareholders	1	—	—	—

Net loss	—	—	(19,998)	(19,998)

Balance – June 30, 2019	1	—	(19,998)	(19,998)

Cancellation of founder share to Sponsor	(1)	—	—	—

Insurance of Founder Shares to Initial Shareholders	1,150,000	25,000	—	25,000

Net loss	—	—	(477)	(477)

Balance – September 30, 2019	1,150,000	$25,000	$(20,475)	$4,525

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2020	For the Period from May 24, 2019 (Inception) Through September 30, 2019
Cash Flows from Operating Activities:
Net loss	$(45,532)	$(20,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(1,894)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10	—
Accounts payable and accrued expenses	58,109	427
Net cash provided by (used in) operating activities	10,693	(20,048)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(46,000,000)	—
Net cash used in investing activities	(46,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of ordinary share, net of underwriting discounts paid	44,390,000	—
Proceeds from sale Private Units	2,610,000	—
Proceeds from issuance of Founder Shares to initial shareholders		25,000
Payment of offering costs	(239,805)	(102,500)
Advances from related party	—	74,998
Proceeds from promissory note – related parties	62,000	50,914
Net cash provided by financing activities	46,822,195	48,412

Net Change in Cash	832,888	28,364
Cash – Beginning	27,699	—
Cash – Ending	$860,587	$28,364

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$58,252	$—
Initial classification of ordinary shares subject to possible redemption	$41,547,220	$—
Change in value of ordinary shares subject to possible redemption	$(45,361)	$—
Issuance of Representative Shares	$2,210	$—
Conversion of advance from related party to promissory note – related party	$—	$74,998

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

At September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $2,069,154 consisting of $1,610,000 of underwriting fees and $459,154 of other offering costs. In addition, at September 30, 2020, cash of $860,587 was held outside of the Trust Account (as defined above) and is available for the payment of offering costs and for working capital purposes.

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
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 24, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 29, 2020 and July 2, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of unaudited assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 4,810,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Reconciliation of Net Loss Per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 24, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Net loss	$(45,475)	$(477)	$(45,532)	$(20,475)
Less: Income attributable to ordinary shares subject to possible redemption	(1,612)	—	(1,709)	—
Adjusted net loss	$(47,087)	$(477)	$(47,241)	$(20,475)

Weighted average shares outstanding, basic and diluted	1,956,277	1,000,000	1,332,550	250,947

Basic and diluted net loss per ordinary share	$(0.02)	$(0.00)	$(0.04)	$(0.08)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, directors of the Company and the Company’s business advisors purchased an aggregate of 240,000 Private Units at a price of $10.00 per Private Unit, or $2,400,000, from the Company in a private placement. As a result of the underwriters’ election to fully exercise their over-allotment option on June 30, 2020, the Sponsor, directors of the Company and the Company’s business advisors purchased an additional 21,000 Private Units, at a purchase price of $10.00 per Private Unit, for an aggregate purchase price of $210,000.The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants and private rights will expire worthless.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Promissory Note – Related Party

On August 21, 2019, as amended on December 31, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $243,833 was outstanding under the Promissory Note as of June 26, 2020. The note was non-interest bearing and payable on the earlier of (i) June 30, 2020 or (ii) the consummation of the Initial Public Offering. Proceeds from the close of the Initial Public Offering cleared in the bank account of the Company on June 29, 2020. On August 13, 2020, the Promissory Note was amended such that it is due and payable on October 31, 2020 and effective as of the date of the consummation of the Initial Public Offering, June 26, 2020. On November 12, 2020 the Promissory Note was amended such that it is due and payable on December 31, 2020 and was made effective as of October 30, 2020.

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
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares — On June 26, 2020, the Company amended its Amended and Restated Memorandum and Articles of Association such that it is authorized to issue an unlimited number of ordinary shares, with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2020, there were 1,960,985 shares of ordinary shares issued and outstanding, excluding 4,150,015 ordinary shares subject to possible redemption.

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
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$46,001,894

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 24, 2019 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had net loss of $45,475, which consisted of operating costs of $47,262, offset by interest income on marketable securities held in the Trust Account of $1,787.

For the nine months ended September 30, 2020, we had a net loss of $45,532, which consisted of operating costs of $47,426, offset by interest income on marketable securities held in the Trust Account of $1,894.

For the three months ended September 30, 2019 and for the period from May 24, 2019 (inception) through September 30, 2019, we had net loss of $477 and $20,475, respectively, which consisted of operating costs.

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

For the nine months ended September 30, 2020, cash provided by operating activities was $10,693. Net loss of $45,532 was impacted by interest earned on marketable securities held in the Trust Account of $1,894 and changes in operating assets and liabilities, which provided $58,119 of cash.

For the period from May 24, 2019 (inception) through September 30, 2019, cash used in operating activities was $20,475, which as comprised of our net loss.

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $46,001,894. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $860,587. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Dr. Peng Jiang (our Chief Executive Officer and Chief Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

BRILLIANT ACQUISITION CORPORATION

Date: November 16, 2020	/s/ Peng Jiang
	Name:	Peng Jiang
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)