Form 10-K
period 2020-12-31
Brilliant Acquisition Corp
filed 2021-10-13
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on October 10, 2021, as reported on the NASDAQ Capital Market, was approximately $61,782,210.

As of October 11, 2021, there were 6,111,000 ordinary shares, no par value, of the registrant issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	references to “we,” “us” or “our company” refer to Brilliant Acquisition Corporation, a BVI business company with limited liability;

●	references to the “BVI” refer to the British Virgin Islands;

●	references to the “Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively and in each case as amended;

●	references to “founder shares” refer to the 1,150,000 ordinary shares currently held by the initial shareholders (as defined below);

●	references to our “initial shareholders” refer to our sponsor and any of our officers or directors that hold founder shares, and our advisor New Lighthouse Investment Limited;

●	references to our “representative shares” refer to the 100,000 shares we issued to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designees prior to our initial public offering;

●	references to our “insider units” refer to the 261,000 units we sold privately to our sponsor upon consummation of our initial public offering including the overallotment option which as exercised in full as part of that offering;

●	references to our “management” or our “management team” refer to our officers and directors;

●	references to “private units” refer to the insider units and the representative shares;

●	references to “ordinary shares” refer to the ordinary shares of no par value in the company;

●	references to “private shares,” “private rights” and “private warrants” refer to the ordinary shares, rights and warrants, respectively, included within the private units;

●	references to our “public shares” refer to ordinary shares which were sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market) and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	references to our “sponsor” refer to Nisun Investment Holding Limited, a BVI company with limited liability and a wholly-owned subsidiary of Shanghai Ningsheng Supply Chain Group Co., Ltd. (f/k/a Shanghai Ningsheng Enterprise Management Group Co., Ltd.) (“Ning Sheng Group Co.”), a company incorporated in the People’s Republic of China (“PRC”);

●	references to our “rights” or “public rights” refer to the rights which were sold as part of the units in our initial public offering;

●	references to our “public warrants” refer to the redeemable warrants which were sold as part of the units in our initial public offering as well as the private warrants and warrants underlying units issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or members of our management team (or permitted transferees), in each case after our initial business combination; and

●	references to our “warrants” refer to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial business combination.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1.	Business

Introduction

We are a blank check company incorporated in the British Virgin Islands as a business company with limited liability (meaning that our shareholders have no liability, as members of our company, for the liabilities of our company over and above the amount already paid for their shares) and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination.

Business Strategy

Our efforts in identifying prospective target businesses are not be limited to a particular industry or country, including but not limited to businesses that have their primary operations located in the Asia-pacific region (“Asia-pacific” or “Asia”). We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

We seek to capitalize on the strength of our management team. Our team consists of experienced financial services and accounting professionals, senior operating executives, and managers of Asian and U.S. companies. Our independent directors have collective experience in entrepreneurship, asset management/advisory services, and accounting & tax practices in mainland China, Hong Kong and the U.S, as well as knowledge of sectors and industries arising in connection with provision of those services and entrepreneurial experiences. We believe we benefit from their accomplishments, and specifically their current activities in the Asian market, in identifying attractive acquisition opportunities. However, the past performance of our management team, advisors and their affiliates is not a guarantee either of (i) success of any business combination we may consummate or (ii) that we will complete a business combination.

Our officers and directors, or our “management team,” has a broad range of collective operational experience across a variety of economic sectors, including corporate financing, debt financing, internet, real estate, insurance, health care, energy and resources, consumer and retail, manufacturing, capital markets and information technology. Our acquisition strategy leverages our team’s relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants, which we should provide us with a number of potential target businesses with which we may consummate an initial business combination.

We deploy a pro-active, thematic sourcing strategy and focus on companies for which we believe the combination of our relationships, capital and capital markets expertise and operating experience of executives at Shanghai Ning Sheng Supply Chain Group Co. Ltd., or “Ning Sheng Group Co.”, our sponsor’s 100% parent company, can help accelerate the target business’ growth and performance.

Investment Criteria

Our management team focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. In addition to the factors listed above, we have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Middle-Market Growth Business. We primarily seek to acquire one or more growth businesses with a total enterprise value of between $200 million and $300 million. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Companies with Opportunity to Strengthen Management and Add Value. We seek to acquire one or more businesses that provide a platform for the existing management team to leverage the experience of our management team. We believe that the operating expertise of our management team is well suited to complement and, if beneficial, replace the target’s management team.

●	Companies in Business Segments that are Strategically Significant to the regional areas, including but not limited to the Asia-pacific region. We seek to acquire those businesses with strong technological know-how, distribution networks and/or business practices in economic sectors that are currently experiencing significant outbound investing in the Asia-pacific region. Such sectors include, but are not limited to, software, and hardware technology, clean energy, health care, consumer and retail, energy and resources, food processing, and education.

●	Business with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Niche Leader and Specialized Business with Earning Growth Potential. We seek to acquire target companies that have significant underexploited expansion opportunities in a niche sector. One of the key elements of our sponsor’s typical value creation approach is to acquire target companies to accelerate their growth. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of brand and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions.

●	Long-term Revenue Visibility with a Defensible Market Position. We seek to acquire target companies that are at an inflection point, such as those requiring additional management expertise, are able to innovate by developing new products or services, or where we believe we can drive improved financial performance and where an acquisition may help facilitate growth.

●	Companies with Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We seek to acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the United States Securities and Exchange Commission. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Significant Activities Since Inception

On June 26, 2020, we consummated our initial public offering of 4,000,000 units. Each unit consists of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share and one right to receive one-tenth of one ordinary share upon the consummation of our initial business combination, pursuant to a registration statement on Form S-1 (File No. 333-237153). Each whole warrant is exercisable for one ordinary share at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000 (before underwriting discounts and commissions and offering expenses).

Simultaneously with the consummation of our initial public offering, we completed a private placement of 240,000 units at a price of $10.00 per private unit issued to our sponsor, generating gross proceeds of $2,400,000.

$40,000,000 of the net proceeds from our initial public offering and the private placement were deposited in a trust account established for the benefit of our public stockholders.

Our units began trading on June 24, 2020 on the Nasdaq Capital Market under the symbol “BRLIU.” On June 29, 2020, EarlyBirdCapital notified us of their intention to exercise their over-allotment option in full. As such, on June 30, 2020, we consummated the sale of an additional 600,000 units, at $10.00 per unit, and the sale of an additional 21,000 private units, at $10.00 per private unit to our sponsor, generating total gross proceeds of $6,210,000. A total of $6,000,000 of the net proceeds was deposited into the trust account, bringing the aggregate proceeds held in the trust account to $46,000,000.

Commencing on July 22, 2020, the units, and their underlying ordinary shares, rights, and warrants began separate trading on the Nasdaq Capital Market under the symbols “BRLIU,” “BRLI,” “BRLIR,” and “BRLIW” respectively.

We have 12 months from the closing of our initial public offering (or up to 21 months from the closing of this offering if we extend the period of time to consummate a business combination) to consummate our initial business combination. On June 22, 2021, our sponsor timely deposited $460,000 in our trust account, pursuant to the terms of our amended and restated memorandum and articles of association, and the trust agreement we entered into with Continental Stock Transfer & Trust Company, for us to extend our period of time to consummate our initial business combination by 3 months from June 25, 2021 until September 25, 2021.

On September 20, 2021, our sponsor timely deposited $460,000 in our trust account for us to extend our period of time to consummate our initial business combination by 3 months from September 25, 2021 until December 25, 2021.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations until the consummation of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private units, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our ordinary shares, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management assesses these risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the rules of Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of target businesses

We believe there are numerous potential acquisition candidates available. Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting.

We may pay a finder’s fee, consulting fee, or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction to firms or other individuals that specialize in business acquisitions, and are engaged by us to refer such target companies to us. In no event, however, will any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that our initial business combination is fair to our company from a financial point of view.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. None of our officers and directors currently has any relevant pre-existing fiduciary duties or contractual obligations that would conflict with our company’s objectives.

Our officers have agreed not to become involved with another publicly listed blank check company with a class of securities registered under the Securities Exchange Act of 1934, as amended, prior to us announcing an agreement to acquire our initial business combination, or the expiration of the period for us to announce and/or complete our initial business combination.

Selection of a target business and structuring of our initial business combination

Subject to our management’s pre-existing fiduciary obligations and the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less taxes payable) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business or businesses

So long as our securities are listed on Nasdaq, the target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (less taxes payable) at the time of the agreement to enter into such initial business combination. However, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If we acquire less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent firm that commonly renders valuation opinions with respect to the satisfaction of such criterion. We are not be required to obtain such an opinion if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and;

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will be contracted to remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

Although we may seek shareholder approval before we effect our initial business combination, we may not do so for business or legal reasons (so long as such transaction does not require shareholder approval under the Companies Act or the rules of Nasdaq). Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the Companies Act for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target with a subsidiary of the company	No
Merger of the company with a target	Yes
Entering into contractual agreements with a target to obtain control	No

Additionally, under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

We also may be required to obtain shareholder approval if we wish to take certain actions in connection with our initial business combination such as adopting an incentive stock plan or amending our charter. So long as we obtain and maintain a listing of our securities on Nasdaq, we will be required to comply with such rules.

Redemption rights for public shareholders upon consummation of our initial business combination

We had until June 25, 2021 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by June 25, 2021, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to three times, each by an additional three months until March 25, 2022.

Our sponsor has timely deposited a total of $920,000 into our trust account to extend the deadline for us to consummate our initial business combination from June 25, 2021 to December 25, 2021.

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares of ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of September 30, 2021 is $10.20 per public share (subject to increase of up to an additional $0.10 per ordinary share in the event that our sponsors elect to extend the period of time to consummate a business combination, as described in more detail in this Report). Our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private units and any public shares, as applicable, they may hold in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares in connection with our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

We intend to hold a shareholder vote in connection with our business combination. In such case, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and;

●	file proxy materials with the SEC.

We will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001 immediately prior to or upon the consummation of our initial business combination. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 immediately prior to or upon the consummation of our initial business combination (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders. Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with any such tender offer.

We will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders as well as the representative shares have agreed to vote their founder shares, private shares, and representative shares, as well as any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. As a result, we would need only 789,001 of the 4,600,000 public shares, or approximately 17%, sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved.

In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Permitted purchases of our securities by our affiliates

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Tendering share certificates in connection with a tender offer or redemption rights

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on our initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery at or prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in any tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until December 25, 2021 or March 25, 2022 if we fully extend the period of time to consummate a business combination, as described in more detail in this Report).

Ability to Extend Time to Complete Business Combination

We had until June 25, 2021 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by June 25, 2021, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to three times, each by an additional three months (until March 25, 2022), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $460,000 ($0.10 per unit in either case), up to an aggregate of $1,380,000, or $0.30 per share, on or prior to the date of the applicable deadline, for each three month extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Our sponsor has timely deposited a total of $920,000 into our trust account to extend the deadline for us to consummate our initial business combination from June 25, 2021 to December 25, 2021.

Redemption of public shares and liquidation if no initial business combination

On June 22, 2021, our sponsor timely deposited $460,000 in our trust account, pursuant to the terms of our amended and restated memorandum and articles of association, and the trust agreement we entered into with Continental Stock Transfer & Trust Company, for us to extend our period of time to consummate our initial business combination by 3 months from June 25, 2021 until September 25, 2021.

On September 20, 2021, our sponsor timely deposited $460,000 in our trust account for us to extend our period of time to consummate our initial business combination by 3 months from September 25, 2021 until December 25, 2021.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination, as described in more detail in this Report). We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination, as described in more detail in this Report), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and make a notificational filing with the Registrar. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholders, sponsor, directors, and advisors have agreed to waive their redemption rights with respect to their founder shares and private units (including the rights and warrants thereunder), as applicable, if we fail to consummate our initial business combination within the applicable period from the closing of our initial public offering, or where funds are otherwise to be redeemed from the trust account. However our initial shareholders, sponsor, directors, and advisors shall be eligible to receive their pro rata portion of any liquidating distributions by the Company for any shares purchased in the IPO or aftermarket.

We may also call the warrants for a redemption price of $0.01 per warrant at any time after the warrants become exercisable if notice of not less than 30 days is given and the last sale price of the ordinary shares has been at least $16.50 for any 20 trading days within a 30 trading day period commencing once the warrants become exercisable and ending the third day prior to the day on which notice is given. Furthermore, in the event of a call we may, at our discretion force the holders of those warrants to exercise the warrants on a cashless basis, as discussed in detail in this Report.

The holders of our rights or warrants will not have any redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless in the event that we do not consummate our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination, as described in more detail in this Report), or decide to call the warrants for $0.01 per warrant, or force the exercise of those warrants as discussed in detail in this Report.

We will pay the costs of our liquidation from our remaining assets outside of the trust account or up to $50,000 of interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of our initial offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.20 per share.

Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.20 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We cannot however guarantee that all agreements will contain this waiver.

In the event that the proceeds in the trust account are reduced below $10.20 per share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.20 per share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of September 30, 2021, we have access to approximately $504,000 not placed in the trust account with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination, as described in more detail in this Report), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination, as described in more detail in this Report) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. A shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have one officer, Dr. Peng Jiang, who is our Chief Executive Officer, Chief Financial Officer, Secretary and the Chairman of the board of directors. Mr. Jiang is not obligated to devote any specific number of hours to our matters but he devotes as much of their time as necessary to our affairs until we have completed our initial business combination. The amount of time he devotes in any time period may vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We registered our units, ordinary shares, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by December 25, 2021 (or March 25, 2022).

We are required to have our internal control procedures evaluated for the fiscal year ending December 31, 2021 required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior May 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A.	Risk Factors

You should carefully consider all of the risk factors and all the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition and/or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results.. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

The Nasdaq requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less taxes payable) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less taxes payable) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even if a majority of our public shareholders do not support such a combination.

If we decide not to hold a shareholder vote in conjunction with our initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), we may conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, provided that we were not seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination). Furthermore, shareholder approval would not be required pursuant to the Companies Act if our initial business combination were structured as a purchase of assets, a purchase of stock of the target not involving a merger with us, or a merger of the target into a subsidiary of our company, or if we otherwise entered into contractual arrangements with a target to obtain control of such company. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own approximately 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. It is possible that there will not be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only one-half of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our memorandum and articles of association requires us to provide all of our public shareholders with an opportunity to redeem all of their ordinary shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001 immediately prior to or upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination) may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We had until June 25, 2021 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by June 25, 2021, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months from the closing of the IPO to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below.

In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $460,000 ($0.10 per unit), up to an aggregate of $1,380,000, or $0.30 per share, on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing loan. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

Our sponsor has timely deposited a total of $920,000 into our trust account to extend the deadline for us to consummate our initial business combination from June 25, 2021 to December 25, 2021.

If we seek shareholder approval of our business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of ordinary shares in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our ordinary shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify our obligation to permit holders to exercise redemption rights or the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that our securities are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination), this will trigger the required redemption of our ordinary shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following which, we will proceed to commence a voluntary liquidation on a solvent basis and ultimately a formal dissolution of our company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where our company has its principal place of business, and taking any other steps the liquidator considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”) that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the redemption amounts payable to them.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.20 per share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder or prohibit our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely effect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and so our shareholders are not protected by any regulatory inspections by the Financial Services Commission in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and the company is not required to observe any restrictions in respect of its conduct save as disclosed in this Report, its memorandum and articles of association or the Companies Act.

If we are unable to consummate our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination), our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect, or any liquidation, will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination), we will be required to redeem our public shares from the trust account pursuant to our memorandum and articles of association.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar. The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or as “transactions at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands Court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our initial shareholders have waived their right to participate in any liquidation distribution with respect to the initial shares. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account. In addition, our sponsor has agreed that it will be liable to us, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If we are deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination), and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that the value of our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance on the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely effect the market price of our ordinary shares.

Pursuant to a registration rights agreement, our initial shareholders and EarlyBirdCapital, and their permitted transferees can demand that we register for resale an aggregate of 1,150,000 founder shares, 261,000 insider units and underlying securities, 100,000 representative shares, and up to 150,000 units, and underlying securities, issuable upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our sponsor, holders of our private units or their respective permitted transferees are registered.

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we are focused on businesses that have their primary operations in the Asia-pacific region, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that, so long as our securities are listed on Nasdaq, a target business have a fair market value of at least 80% of the value of the trust account (less taxes payable) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be effected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be effected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors endeavour to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. As such, any past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors has had experience with any blank check companies in the past.

We may seek investment opportunities outside of our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and our warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less taxes payable) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

We are not required to obtain an opinion from an independent investment banking firm or another independent firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Our board of directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination (although our memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity).

However, our memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our memorandum and articles of association, like all provisions of our memorandum and articles of association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

Although no such issuance of ordinary or preferred shares will effect the per share amount available for redemption from the trust account, the issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of existing investors, who will not have pre-emption rights in respect of such an issuance;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights created by amendment of our memorandum and articles of association by resolution of the directors senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares, rights, or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and our warrants will expire worthless.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. holders of our securities.

If we are determined to be a PFIC (under the rules described below) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares, rights, or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. The term “U.S. Holder” means a beneficial owner of ordinary shares, rights or warrants who or that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a PFIC for U.S. tax purposes if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our current taxable year ending December 31, 2020. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “start-up year”, which in our case is the taxable year ending December 31, 2020), if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the Internal Revenue Service (“IRS”) that it will not be a PFIC for either of the two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our current taxable year ending December 31, 2020. After the acquisition of a company or assets in a business combination, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will likely not qualify for the start-up exception and will be a PFIC for our current taxable year ending December 31, 2020. Our actual PFIC status for our current taxable year or any future taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year ending December 31, 2020 or any future taxable year.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares, rights or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares or a timely “mark to market” election, each as described below, such holder generally will be subject to special rules with respect to:

●	any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares, rights or warrants; and

●	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules,

●	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares, rights and warrants (as applicable);

●	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

●	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

●	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder may avoid the PFIC tax consequences described above in respect to our ordinary shares (but not our warrants and likely not our rights) by making a timely QEF election (if eligible to do so) to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

The treatment of the rights to acquire our ordinary shares is unclear. For example, the rights may be viewed as a forward contract, derivative security or similar interest in our company (analogous to a warrant or option with no exercise price), and thus the holder of the right would not be viewed as owning the ordinary shares issuable pursuant to the rights until such ordinary shares are actually issued. There may be other alternative characterizations of the rights that the IRS may successfully assert, including that the rights are treated as equity in our company at the time the rights are issued, that would reach different conclusions regarding the tax treatment of the rights under the PFIC rules. In any case, depending on which characterization is successfully applied to the rights, different PFIC consequences may result for U.S. Holders of the rights. It is also likely that a U.S. Holder of rights would not be able to make a QEF or mark-to-market election (discussed below) with respect to such U.S. Holder’s rights. Due to the uncertainty of the application of the PFIC rules to the rights, all potential investors are strongly urged to consult with their own tax advisors regarding an investment in the rights offered hereunder as part of the units offering and the subsequent consequences to holders of such rights in any initial business combination.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants), any gain recognized generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above, if we were a PFIC at any time during the period the U.S. Holder held the warrants. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A QEF election may not be made with respect to our warrants. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

If a U.S. Holder has made a QEF election with respect to our ordinary shares, and the special tax and interest charge rules do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale of our ordinary shares generally will be taxable as capital gain and no interest charge will be imposed under the PFIC rules. As discussed above, U.S. Holders of a QEF are currently taxed on their pro rata shares of its earnings and profits, whether or not distributed. In such case, a subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable as a dividend to such U.S. Holders. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules.

Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares, rights or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns shares in a PFIC that are treated as marketable stock, the U.S. Holder may make a mark-to-market election with respect to such shares for such taxable year. If the U.S. Holder makes a valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Instead, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income. Currently, a mark-to-market election likely may not be made with respect to our rights or warrants.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including the Nasdaq Capital Market, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. However, there is no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide the required information. U.S. Holders are urged to consult their own tax advisors regarding the tax issues raised by lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621 (whether or not a QEF or market-to-market election is made) and such other information as may be required by the U.S. Treasury Department.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares, rights or warrants should consult their own tax advisors concerning the application of the PFIC rules to our ordinary shares, rights or warrants under their particular circumstances.

U.S. federal income tax reform could adversely affect us and holders of our units.

On December 22, 2017, former President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act,” which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changes the U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on us. The impact of this tax reform, as well as the tax reform currently contemplated by President Biden, or of any future administrative guidance interpreting provisions thereof, on holders of our units is uncertain and could be adverse. This Report does not discuss any such tax legislation or the manner in which it might affect holders of our units. We urge prospective investors to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our units.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is likely that a majority of our directors and officers will continue to live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in most cases not practical or possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on a majority of our directors and officers under United States laws.

U.S. laws in the future may restrict or eliminate our ability to complete a business combination with certain companies.

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the federal government has recently proposed legislation that would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from national securities exchanges if it failed to retain an accounting firm that the PCAOB has inspected to the satisfaction of the SEC. Such proposed legislation would also would require public companies to disclose whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws. Furthermore, the documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our officers, directors, or key personnel could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us. Additionally, we do not intend to have any full time employees prior to the consummation of our initial business combination.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

The shares beneficially owned by our officers and directors may not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to redeem their founder shares, private shares, shares underlying private rights and warrants, or any other ordinary shares acquired, or to receive distributions with respect to their founder shares, private shares, or shares underlying private rights and warrants upon our liquidation if we are unable to consummate our initial business combination, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the trust account). Accordingly, these securities will be worthless if we do not consummate our initial business combination. Any rights and warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our directors also serve as officers and board members for other entities. Although we are not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

Since our sponsor will lose its entire investment in us if our initial business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In May, August and September 2019, our initial shareholders, purchased an aggregate of 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.022 per share. The founder shares will be worthless if we do not consummate an initial business combination. In addition, our sponsor purchased 261,000 insider units, each consisting of one ordinary share, a right to 1/10 of one ordinary share and one warrant to purchase one ordinary share, for an aggregate purchase price of $2,610,000 that will also be worthless if we do not consummate our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt except the promissory note with our sponsor as otherwise disclosed in this Report, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination (although our memorandum and articles of association will provide that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, and the sale of the private units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private units provides us with approximately $46,000,000 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information exists about private companies; and we therefore could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

Our management team and our shareholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Holders of rights or warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the rights and warrants will expire and holders will not receive any of such proceeds with respect to the rights or warrants. The foregoing may provide a financial incentive to public shareholders that also own rights or warrants to vote in favor of any proposed initial business combination as their rights or warrants would entitle them to purchase ordinary shares 30 days after consummation of such business combination. If a business combination is not approved, the rights and warrants will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the private rights and warrants may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a right or warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the rights or warrants.

No public rights or warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the rights or warrants. At the time that the rights or warrants become exercisable, we expect to have our securities listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the rights or warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the rights or warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights are issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The right agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The right agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders.

We have no obligation to net cash settle the rights or warrants.

In no event will we have any obligation to net cash settle the rights or warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights or warrants upon consummation of our initial business combination or exercise of the warrants. Accordingly, the rights and warrants may expire worthless, and you may not receive the ordinary shares underlying the rights and warrants.

Our rights and warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We issued rights and warrants to purchase 4,600,000 of our ordinary shares, as part of the units sold in our initial public offering, as well as rights and warrants to purchase 261,000 of our ordinary shares, as part of a private placement; in each case, each right equals 1/10 of an ordinary share and the warrants are exercisable at a price of $11.50 per share. In addition, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, make certain loans to us, up to $1,500,000 of which may be converted upon consummation of our initial business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted, as well as 150,000 rights, and 150,000 warrants to purchase 150,000 shares upon the consummation of an initial business combination). To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these rights or warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our rights and warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The ability of our public shareholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our ordinary shares as consideration, we may be required to issue a higher percentage of our ordinary shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public shareholders may have to remain shareholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available immediately prior to or at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and beyond December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination), in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders, officers or directors) the right to have his, her or its ordinary shares redeemed for cash (subject to the limitations described elsewhere in this report) regardless of whether such shareholder votes for or against such proposed business combination or does not vote at all. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

We will require public shareholders who wish to redeem their ordinary shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allow at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have learned that it may take a short time to deliver shares through the DWAC System, this may not be the case. Under our memorandum and articles of association, we are required to provide at least 10 days advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their ordinary shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their ordinary shares. In the event that a shareholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its ordinary shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, shareholders may not become aware of the opportunity to redeem their shares.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their ordinary shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We have encountered and expect to continue to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination. Additionally, our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

The provisions of our memorandum and articles of association relating to the rights and obligations attaching to our ordinary shares, including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our outstanding ordinary shares attending and voting on such amendment at the relevant meeting, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of our initial business combination that a significant number of our shareholders may not support.

Our memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own approximately 23.22% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the rules of Nasdaq, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than thirty percent of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under the Companies Act, we may not increase the required percentage to call a meeting above thirty percent. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

A market for our securities may not be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. An active trading market for our securities may not be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	a reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, GAAP or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination)

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for fiscal year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may re-domicile or continue out of the British Virgin Islands into another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business or re-domicile or continue out of from the British Virgin Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands Courts are also unlikely:

●	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

●	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States; however, the courts of the British Virgin Islands will generally recognise as a valid judgment, a final and conclusive judgment in personam obtained in the United States courts against our company under which a sum of money is payable (other than a sum of money payable in respect of multiple damages, taxes or other charges of a like nature or in respect of a fine or other penalty) and would give a judgment based thereon provided that (a) such courts had proper jurisdiction over the parties subject to such judgment, (b) such courts did not contravene the rules of natural justice of the British Virgin Islands, (c) such judgment was not obtained by fraud, (d) the enforcement of the judgment would not be contrary to the public policy of the British Virgin Islands, (e) no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of the British Virgin Islands and (f) there is due compliance with the correct procedures under the laws of the British Virgin Islands.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our board of directors, management or controlling shareholders than they would as public shareholders of a U.S. company. For a discussion of certain differences between the provisions of the Companies Act, remedies available to shareholders and the laws applicable to companies incorporated in the United States and their shareholders, see “British Virgin Islands Company Considerations.”

Our memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permit the board of directors by resolution to amend certain provisions of the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors by amendment to relevant provisions of the memorandum and articles of association and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 25, 2021 (or March 25, 2022 if we fully extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any six month period before that time, in which case we would no longer be an emerging growth company. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period as discussed in detail in this report which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Our private warrants are accounted for as liabilities and the changes in value of warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 4,600,000 public warrants and 261,000 private placement warrants, and determined to classify the private warrants as derivative liabilities measured at fair value,  with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our private warrants. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 820, Fair Value Measurement, provide for the remeasurement of the fair value of private warrants at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private warrants each reporting period and that the amount of such gains or losses could be material.

Our redeemable ordinary shares are classified as temporary equity and the changes in value of redeemable ordinary shares could have a material effect on our financial results.

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Because the Public Shares issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. Historically, the Public Shares were partially presented as component of temporary equity as opposed to all of temporary equity on the balance sheet and accumulated deficit did not include the subsequent non-cash changes in redemption value of Public Shares.

We have concluded that our disclosure controls and procedures were not effective as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company should have classified its warrants as derivative liabilities and its redeemable ordinary shares as temporary equity in its previously issued audited balance sheet dated as of December 31, 2019. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results” and “—Our redeemable ordinary shares are classified as temporary equity and the changes in value of redeemable ordinary shares could have a material effect on our financial results.” As a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to improve our internal control over financial reporting. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If we identify any material weaknesses in internal control over financial reporting, any such material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks and uncertainties as a result of our internal control over financial reporting and the revision of our financial statement.

Following this issuance of the SEC Statement, on April 29, 2021, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company should have classified its warrants as derivative liabilities and its redeemable ordinary shares as temporary equity in its previously issued audited balance sheet dated as of December 31, 2019. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results” and “—Our redeemable ordinary shares are classified as temporary equity and the changes in value of redeemable ordinary shares could have a material effect on our financial results.” As a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

As a result of our disclosure controls and procedures, the revision of previously issued financials of the Company, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Annual Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

We may seek investment opportunities with a financially unstable business or in its early stages of development.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The COVID-19 pandemic could continue to, and other infectious diseases could in the future, adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Risks Associated with Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose or increase quotas or tariffs on certain imports. Such import quotas or tarriffs may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies across the Asia-pacific region differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future predominant regional economies including China experience a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in the Asia-pacific region, including China, are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Many of the economies in the Asia-pacific region are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many of the economies in the Asia-pacific region have experienced rapid growth over the last two decades, they have also experienced inflationary pressures. As governments take steps to address inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business and other licenses;

●	requiring that we restructure our ownership or operations; and

●	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

If, due to restrictions on foreign investment in a target business, we have to acquire the business through the use of contractual arrangements and governments, including in China, may determine that such contractual arrangements do not comply with foreign investment regulations, or if these regulations or the interpretation of existing regulations change or new restrictive or prohibitive regulations come into force in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

Because of the above mentioned industrial restrictions, foreign investors often acquire control of businesses through the use of contractual arrangements pursuant to which they effectively control the business. There are uncertainties as to whether such contractual arrangements comply with the regulations prohibiting or restricting foreign ownership in certain industries and jurisdictions. In addition, even if such arrangements are not in violation of current regulations, such regulations are subject to change in the future and may be broadened to further restrict foreign investments in new industries or new category of assets.

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations with respect to foreign investment in local entities (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

●	revoke the business and operating licenses of the potential future target business;

●	confiscate relevant income and impose fines and other penalties;

●	discontinue or restrict the operations of the potential future target business;

●	require us or potential future target business to restructure the relevant ownership structure or operations;

●	restrict or prohibit our use of the proceeds of our initial public offering to finance the target businesses and its operations;

●	impose conditions or requirements with which we or potential future target business may not be able to comply; or

●	require us to discontinue a portion or all of our business.

The imposition of any of the above penalties could result in a material and adverse effect on our ability to conduct our business as well as our financial situation and we might be forced to relinquish our interests in operations.

If we have to acquire a target business through contractual arrangements with, or which results in, one or more operating businesses, such contracts may not be as effective in providing operational control as direct ownership of such businesses.

Restrictions, including those implemented by the PRC limit foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are, or may in the future be, restricted are wide ranging, including certain aspects of telecommunications, advertising, food production and heavy equipment manufacturers, for example. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or that reflect on famous nationally recognized names in the jurisdiction. Subject to the review and governmental approval requirements and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties. To the extent such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in the target operating company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of local parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, there has been limited implementation guidance provided with respect to the merger and acquisition regulations. There can be no assurance the relevant government agencies would not apply them to a business combination effected through contractual arrangements. If such an agency determines such an application should have made, consequences may include levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under local law and regulation. If we choose to effect our initial business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under local law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Regulations relating to the transfer of state-owned property rights in enterprises may increase the cost of our acquisitions and impose an additional administrative burden on us.

The legislation governing the acquisition of a state-owned company may, and with respect to acquisitions in the PRC does, contain stringent governmental regulations. In the PRC, the transfer of state-owned property rights in enterprises must take place through a government approved “state-owned asset exchange,” and the value of the transferred property rights must be evaluated by local appraisal firms qualified to do “state-owned assets evaluation.” The final price must not be less than 90% of the appraisal price. Additionally, bidding/auction procedures are essential in the event that there is more than one potential transferee. In the case of an acquisition by foreign investors of state-owned enterprises, the acquirer and the seller must make a resettlement plan to properly resettle the employees, and the resettlement plan must be approved by the Employees’ Representative Congress. The seller must pay all unpaid wages and social welfare payments from the existing assets of the target company to the employees. These regulations may adversely effect our ability to acquire a PRC state-owned business or assets.

Should we choose to acquire a company in China, Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of our initial public offering to acquire a target company in PRC and limit our ability to utilize our cash flow effectively following our initial business combination.

The State Administration of Foreign Exchange (“SAFE”) promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties.

As such, Circular 19 and Circular 16 may significantly limit our ability to transfer the proceeds of our initial public offering to a PRC target company and the use of such proceeds by the PRC target company.

In addition, following our initial business combination with a PRC target company, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. Currently, FIEs are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following our initial business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

We cannot assure you the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use the proceeds of our initial public offering in an initial business combination with a PRC target company and the use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

If we choose to acquire a business in China, our initial business combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises are relating to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies and important equipment manufacturing. The scope of the review includes whether the acquisition will impact the national security, economic and social stability, and the research and development capabilities on key national security related technologies. Foreign investors should submit a security review application to the Department of Commerce for its initial review for contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Department of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

In the event we successfully consummated business combination with a target business with primary operation in PRC, we would be subject to restrictions on dividend payments following consummation of our initial business combination.

Should we consummate our initial business combination with a Company within the jurisdiction of the PRC, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current PRC regulations would permit a local operating company to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our operating company in PRC will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if the operating company incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

Should we choose to acquire a company in China, we may acquire such company through a variable interest entity (the “VIE”) corporate structure as a holding company with no material operations of our own, and conduct a substantial majority of business operations after the business combination consummated through our subsidiaries established and the VIE in the PRC.

Should we consummate our initial business combination with a company within the jurisdiction of the PRC, we may acquire such company through a VIE corporate structure and may not have direct ownership of such company acquired. We may control and receive the economic benefits of the business operations of the company acquired through certain contractual arrangements (the “VIE Agreements”). If the PRC government deems that the VIE Agreements in relation to our VIE corporate structure do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we may have difficulty in enforcing any rights we may have under the VIE Agreements in PRC and we could be subject to severe penalties or be forced to relinquish our interests in those operations. Any failure by our consolidated variable interest entity, or its shareholders to perform their obligations under our VIE Arrangements with them would have a material adverse effect on our business. Our PRC subsidiaries under the VIE corporate structure are subject to restrictions on paying dividends or making other payments to us, which may have a material adverse effect on our ability to conduct our business. The VIE Agreements in relation to our variable interest entity may be subject to scrutiny by the PRC tax authorities and they may determine that we or our PRC variable interest entity owe additional taxes, which could negatively affect our results of operations and the value of your investment. Existing restrictions on VIE Agreements may also substantially limit, or entirely restrict, our ability to complete our initial business combination with a company within the jurisdiction of the PRC.

Should we choose to acquire a company in China, the approval of the PRC Securities Regulatory Commission may be required in connection with continue listing on U.S. exchange.

Should we consummate our initial business combination with a Company within the jurisdiction of the PRC, we, our subsidiaries or the company we acquired under the VIE corporate structure may not be required to obtain approval from Chinese authorities, including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to list on U.S exchanges or issue securities to foreign investors, however, if our VIE corporate structure, subsidiaries or the holding company are required to obtain approval in the future and are denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors. It is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although we are currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

Should we choose to acquire a company in China, we may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

Should we consummate our initial business combination with a Company within the jurisdiction of the PRC, we may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that may be applicable to us in the future are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect our future continuous listing on U.S. exchange in the event we consummate our initial business combination with a Company within the jurisdiction of the PRC. In the event that the Cyberspace Administration of China determines that we are subject to these regulations in the future, we may be required to delist from Nasdaq and we may be subject to fines and penalties. On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which takes effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits of the costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

If the new PRC Data Security Law is enacted in September and should we consummate our initial business combination with a Company within the jurisdiction of the PRC, we will not be subject to the cybersecurity review by the CAC for this offering, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, and should we consummate our initial business combination with a Company within the jurisdiction of the PRC, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

Our securities may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB were unable to inspect or investigate completely our independent auditors. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, if the PCAOB were unable to conduct full inspections of our auditors, it would deprive our investors with the benefits of such inspections.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over the counter trading market in the U.S. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Under the Holding Foreign Companies Accountable Act (“HFCAA”), if the PCAOB is unable to inspect or investigate completely the auditors of a foreign issuer with securities publicly listed on a U.S. securities exchange for three consecutive years, trading of such securities on such exchange may be prohibited, which may result in the delisting of such securities from the relevant exchange. Our independent auditors, Marcum Bernstein & Pinchuk LLP, are headquartered in New York, and have been inspected by the PCAOB on a regular basis with the last inspection in 2018 and an ongoing inspection that started in November 2020. However, recent developments with respect to audits of PRC-based companies create uncertainty about the ability of our auditors to fully cooperate with the PCAOB’s request for audit workpapers without the approval of the Chinese authorities, especially if we acquire a PRC-based business in our initial business combination. In the event that the PCAOB determines that it is unable to inspect our independent auditors in relation to their audit of our company, including following our initial business combination, our securities may be delisted and our investors may be deprived of the benefits of the PCAOB’s oversight of our auditors through such inspections. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 99 Dan Ba Road, C-9, Putuo District, Shanghai, People’s Republic of China. An affiliate of our sponsor has agreed to provide us with this office space, utilities and secretarial and administrative services at no cost to us. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, ordinary shares, rights and warrants are each traded on the NASDAQ Capital Market under the symbols “BRLIU,” BRLI,” “BRLIR,” and “BRLIW” respectively. Our units commenced public trading on June 24, 2020, and our ordinary shares, rights and warrants commenced separate public trading on July 22, 2020.

(b) Holders

On March 2, 2021, there were two holders of record of our units, twenty nine holders of record of our ordinary shares, one holder of record of our rights and one holder of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds

On June 26, 2020, we consummated our initial public offering of 4,000,000 units. Subsequently, on June 29, 2020, the underwriters exercised the option in full, and the closing of the issuance and sale of the additional units of 600,000 occurred on June 30, 2020. Each unit consists of one ordinary share, one right entitling its holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial business combination, and one redeemable warrant entitling its holder to purchase one ordinary share at a price of $11.50 per share per whole share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of our initial public offering, we consummated the private placement of 240,000 units at a price of $10.00 per private unit sold to our sponsor, generating gross proceeds of $2,400,000. On June 30, 2020, we consummated an additional private placement of 21,000 private units, at $10.00 per private unit sold to our sponsor, generating total gross proceeds of $210,000.

A total of $40,000,000 of the net proceeds from the sale of units in our initial public offering (including the over-allotment option units) and our private placement were placed in a trust account established for the benefit of our public shareholders.

The private units are identical to the units sold in the initial public offering except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our sponsor or its permitted transferees. Additionally, because the private units were issued in the private transactions, our sponsor and its permitted transferees will be allowed to exercise the warrants included in the private units for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Additionally, our sponsor agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination. The sponsor was granted certain demand and piggyback registration rights in connection with the private units.

We paid a total of $1,610,000 in underwriting discounts and commissions (not including the cash fee to EarlyBirdCapital for business combination consultation services upon the consummation of our initial business combination of 3.5% of gross proceeds of our initial public offering, payable at the consummation of business combination) and $459,154 for other costs and expenses related to the initial public offering.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on May 24, 2019 in the British Virgin Islands with limited liability (meaning our shareholders have no liability, as members of the Company, for the liabilities of the Company over and above the amount already paid for their shares) formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the Private Units that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors who would not have pre-emption rights in respect of any such issue;

●	may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preferred shares are created by amendment of our memorandum and articles of association by resolution of the board of directors and preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 24, 2019 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2020, we had a net loss of $317,737, which consisted of operating costs of $148,010, and an increase in fair value of derivative warrant liabilities of $172,787 and interest income on marketable securities held in the Trust Account of $3,060.

For the period from May 24, 2019 (inception) through December 31, 2019, we had net loss of $20,664, which consisted of operating costs of $20,664.

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

For the year ended December 31, 2020, cash used in operating activities was $137,077. Net loss of $317,737 was impacted by interest earned on marketable securities held in the Trust Account of $3,060, an increase in fair value of derivative warrant liabilities of $172,787 and changes in operating assets and liabilities, which provided $10,933 of cash.

For the period from May 24, 2019 (inception) through December 31, 2019, cash used in operating activities was $20,237. Net loss of $20,664 and changes in operating assets and liabilities which provided $427 of cash.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $46,003,053. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $712,817. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net Loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture.

The redeemable ordinary shares are included in the denominator of the EPS calculation reflecting a single class of common shares. This is because the redemption feature for all of the ordinary shares is at fair value, and therefore it does not create a different class of shares or other EPS adjustment (i.e. no adjustment to the numerator). The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other shareholders, because the shares could be sold on the open market.

Derivative Warrant Liabilities

Management evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PREVIOUS INDEPENDENT ACCOUNTANTS

On October 6, 2021, our board of director approved the resignation of Marcum LLP as our independent accountants.

The reports of Marcum LLP on the Company’s financial statements for the period from May 24, 2019 (inception) through December 31, 2019 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the period from May 24, 2019 through December 31, 2019 and the subsequent interim periods through October 6, 2021, (i) the Company has not had any disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Marcum’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods, and (ii) there were no reportable events except the material weakness as described in Item 9A, as defined in Item 304(a)(1)(v) of Regulation S-K.

NEW INDEPENDENT ACCOUNTANTS

Upon the recommendation of our Audit Committee, our Board approved the decision to change independent accountants. Effective October 7 2021, Marcum Bernstein & Pinchuk LLP was approved by our Board as the new independent accountants. Effective October 7, 2021, Marcum Bernstein & Pinchuk LLP was engaged to audit  and report on our consolidated financial statements for the year ending December 31, 2020.

Marcum LLP has consented Marcum Bernstein & Pinchuk LLP using the financial statement numbers for the fiscal year ending December 31, 2019 audited by Marcum LLP.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. In connection with the reclassification of private warrants and redeemable shares, the our management, including principal executive and financial officers, have evaluated the effectiveness of the internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in the internal control over financial reporting related to the accounting for a complex transaction related to the warrants and redeemable shares we issued in connection with its Initial Public Offering.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among the our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of the remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Dr. Peng Jiang (2)	37	Chairman, Chief Executive Officer and Chief Financial Officer

Xiaoying Sun (2)	43	Director

Zan Wu (1)	43	Director

Mitchell Cariaga (1)	61	Director

(1)	Serves as a Class I Director

(2)	Serves as a Class II Director

Dr. Peng Jiang — Dr. Peng Jiang has been our Chief Executive Officer, Chief Financial Officer, Secretary and the Chairman of the board of directors since April 2020. Dr. Jiang is an experienced executive officer in the fin-tech industry and an academic research veteran. He has worked in various capacities in the investment banking industry, focusing on the development of fin-tech solutions, as well as online financial services relating to the financing of real estate development companies, consumer finance institutions, and investment banks, and is experienced in developing fin-tech solutions for various types of structured financial products. Since August 2018, he has been the Vice President of Shanghai Ning Sheng Enterprise Management Group Co., Ltd., where he has led its fin-tech and investment banking business sectors. Since 2017, he has also held the position of Principal at the Greater Hangzhou Bay Fin-Tech Research Institute and a research scholar at Ant Financial Ying Fan Research Institute. Since April 2013, Dr. Jiang has also been an assistant dean of research with the Shanghai Modern Economy Research Institute. From July, 2018 to March, 2019, Dr. Jiang was the former head of the Yangtze River Delta Fin-Tech Investment Fund project and in 2013 participated in a crowdfunding financial evaluation and modeling program in connection with the Shanghai Lujiazui International Financial Asset Exchange Co., Ltd. (the “Lufax”). From June 2010 to March 2013, Dr. Jiang conducted research on the fin-tech industry concerning financial institutions, municipal financial regulatory offices and industry peer associations at the China Academy of Financial Research Institute, established by Shanghai Jiao Tong University.

Dr. Jiang is also a guest lecturer at the East China University of Science and Technology School of Business, MBA entrepreneur start-up program, a guest mentor at Tencent WeStart (Shanghai), and a Peer Review Committee Member at the China Finance Review International Journal. Dr. Jiang holds a Master of Science and a Ph.D. in in Economics from Shanghai Jiao Tong University. We believe Dr. Jiang is well qualified to serve on our board of directors because of his extensive knowledge and experience in finance and the global fin-tech industry.

Xiaoying Sun — Ms. Sun has been our director since August 2019. Ms. Sun is an experienced financial and accounting manager with decades of working experience in the business management industry. Since 2016, she has been the partner at Shanghai Xindong Investment Management Co. Ltd., an investment advisory company in China, providing related accounting service and auditing process for clients applying for public listing in the overseas. From 2011 to 2016, she was the secretary of the board of directors at Fosun Group, a China Fortune Global 500 (ranked #81 in 2019) company and one of the leading firms in investment and wealth management in China. At Fosun Group, she handled the financial and operational information disclosure in accordance with regulations of Shanghai Stock Exchange for all public companies invested and managed by Fosun Group, maintained investor relationships, assisted and coordinated with the periodical and annual internal shareholders and board meetings, handled the periodical public filing reports, and coordinated to issue corporate bonds and other financial projects for the company, including interacting with financial institutions and communicating with regulators. She was the CFO at Forte Group, one of the top real estate developers in China which is a subsidiary of Fosun Group (HKEX: 0656 HK) from 2005 to 2010. During that time, she was responsible for the daily operations of its subsidiary companies, guided them on company financial statements and financial planning process, was in charge of budgeting plans, budgeting analysis and budget monitoring, as well as contract review and taxation plan execution. Ms. Sun has a Master of Business Administration degree from Shanghai University in China and a Master’s degree from University of Liège in Belgium. She is a certified accountant in China. We believe Ms. Sun is well qualified to serve on our board of directors because of her extensive experience with accounting matters relating to public companies in the U.S. and Asia and to SPAC companies.

Zan Wu — Mr. Wu has been our director since August 2019. In 2017, Mr. Wu founded Wingkim Finance &Tech Service (Beijing) Ltd, which provides one-stop financial service as well as SAAS (Software-As-A-Service) based on-line accounting services in China. He has also been a senior consultant in internal control of Gridsum Holding Inc. (Nasdaq: GSUM), which is a big data analysis and solution provider for multinational and domestic enterprises, since August 2018. Mr. Wu was the CFO at Yulong Eco-Materials Ltd. (Nasdaq: YECO) from 2014 to 2017. From 2010 to 2014, Mr. Wu was chief financial officer of SinoCoking Coal and Coke Chemical Industries, Inc. with its subsidiaries in the business of coal and coke sales in China. From 2006 to 2009, he was the chief representative of Global American, Inc. (China representative office). From 2004 to 2006, he was the assistant manager and the financial manager at Domino Scientific Equipment Ltd. From 2003 to 2004, he was a financial analyst at VIR Consultancy Ltd. Mr. Wu holds a Bachelor degree in accounting from the Capital University of Economics and Business and a Master degree in financial management and control from Aston Business School. We believe Mr. Wu is well qualified to serve on our board of directors because of his extensive experience with financial and accounting matters relating to U.S. public companies.

Mitchell Cariaga — Mr. Cariaga has been our director since August 2019. Mr. Cariaga is seasoned financial manager working in the private investment sector of international capital markets. Since 2007, he has been the president at Orange Grove Trading Company, a consulting firm that provides consulting services for international capital markets. since 2007. From 2008 to 2015, Orange Grove was retained by Title Trading to build and manage Title Trading’s international trading teams in four countries and multiple capital markets. While on this assignment, he worked in the development and execution of algorithmic trading strategies with complex risk parameters that integrated human understanding and analysis with algorithmic computer processes. As part of this role, Mr. Cariaga also managed cross functional teams responsible for daily risk metrics, and led a market risk management modeling team for various markets involving commodities, Foreign Exchange, equities, and bonds. From 2002 to 2008, he worked at Asian American Financial Insurance Services (AAFIS) in Shenyang, China, where he led the development of international trading desks in China, with over 600 traders across a broad variety of asset classes. There, Mr. Cariaga developed a market risk management modeling team for the company as the technology lead for algorithmic trading, and developed the China based business for four different leveraged asset classes in the stocks, futures, and options markets in the U.S. From 1998 to 2002, he managed his own proprietary capital, balancing various risk factors to establish a trading model with a high confidence probability rating. During that time Mr. Cariaga also was asked by Online Trading Academy to provide formal training for its team members. Mr. Cariaga has a Master’s in Theology degree from Grace Theological Seminary and a Bachelor in History degree from California State University. We believe Mr. Cariaga is well qualified to serve on our board of directors because of his extensive experience with capital markets in the U.S. and Asia.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Wu and Cariaga, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Dr. Jiang and Ms. Sun, will expire at the second annual meeting.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provides that our officers may consist of a Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretaries and Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

We have established an audit committee of the board of directors. Ms. Xiaoying Sun and Messrs. Zan Wu, Mitchell Cariaga serve as members of our audit committee. Mr. Zan Wu serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Ms. Xiaoying Sun and Messrs. Zan Wu, Mitchell Cariaga are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Zan Wu qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction, and;

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating Committee

We have established a nominating committee of the board of directors. Ms. Xiaoying Sun and Messrs. Zan Wu, and Mitchell Cariaga serve as members of our nominating committee, each of whom is an independent director under Nasdaq’s listing standards. Mr. Mitchell Cariaga serves as chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

During the fiscal year ended December 31, 2020 the nominating committee did not hold any meetings.

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide those persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Subject to the requirement of law or the NASDAQ market rules, we have established a compensation committee of the board of directors. Ms. Xiaoying Sun and Messrs. Zan Wu, Mitchell Cariaga. Ms. Xiaoying Sun serve as chairwoman of the compensation committee. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement, and;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers, and the beneficial owners of more than 10% of our ordinary shares publicly file reports of their ownership of our securities with the SEC. Our directors, executive officers and such beneficial owners are required to furnish the Company with copies of all such reports that they file.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

Commencing on the date that our securities were first listed on NASDAQ through the earlier of consummation of our initial business combination and our liquidation, no compensation will be paid to our sponsor, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2020  based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our executive officers and directors that beneficially owns shares of our ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary shares
Nisun Investment Holding Limited(2)	1,265,001	20%
Dr. Peng Jiang	*	*
Xiaoying Sun	2,000	*
Zan Wu	2,000	*
Mitchell Cariaga	2,000	*
New Lighthouse Investment Limited(3)	137,999	2.258%
EarlyBirdCapital, Inc.	100,000	1.63%

(1)	The business address of each of the individual directors and Nisun Investment Holding Limited is 99 Dan Ba Road, C-9 Putuo District, Shanghai, Peoples Republic of China 200062. The business address for New Lighthouse Investment Limited is 1881 Long Dongfang Road, Rm 1601, No. 4Bldg, Pudong New District, Shanghai City, China. The business address for EarlyBirdCapital, Inc. is 366 Madison Avenue, 8th Floor, New York, NY 10017.

(2)	Dr. Peng Jiang, the ultimate natural beneficial owner of Nisun Investment Holding Limited, has ultimate voting and dispositive power over the shares held by such entity and therefore may be deemed to be the ultimate beneficial owner of the securities held by such entity.

(3)	Xiaolong Lu, the sole member and the Director of New Lighthouse Investment Limited, has ultimate voting and dispositive power over the shares held by such entity and therefore may be deemed to be the ultimate beneficial owner of the securities held by such entity.

Changes in Control

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In May, August and September, 2019, we issued an aggregate of 1,150,000 founder shares to our initial shareholders for an aggregate purchase price of $25,000 in cash, or approximately $0.022 per ordinary share.

Subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell their founder shares until the earlier of (i) one year after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per ordinary share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing six months after our initial business combination.

Our sponsor purchased an aggregate of 261,000 insider units in a private placement that occurred simultaneously with the closing of our initial public offering. Our sponsor (and/or its designees) has agreed not to transfer, assign or sell any of the shares included in the insider units and the respective ordinary shares underlying the warrants included in the insider units until after the completion of our initial business combination.

Ning Sheng Group Co., our sponsor’s parent company, agreed, from the date that our securities are first listed on the Nasdaq Capital Market through the earlier of our consummation of our initial business combination and our liquidation, to make available to us office space, utilities and secretarial and administrative services, as we may require from time to time at no cost to us.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will be responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

On August 21, 2019, as amended on December 31, 2019, we issued an unsecured promissory note to our sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000, of which $243,833 was outstanding under the Promissory Note as of June 26, 2020. The note was non-interest bearing and payable on the earlier of (i) June 30, 2020 or (ii) the consummation of the Initial Public Offering. Proceeds from the close of the Initial Public Offering cleared in our bank account on June 29, 2020. On August 13, 2020, the Promissory Note was amended such that it is due and payable on October 31, 2020 and effective as of the date of the consummation of the Initial Public Offering, June 26, 2020. On November 12, 2020 the Promissory Note was amended such that it is due and payable on May 31, 2021  and was made effective as of October 30, 2020.   On June 18, 2021, the Promissory Note was amended such that it is due and payable on September 30, 2021 and was made effective as of May 31, 2021. On October 1, 2021, the Promissory Note was amended such that it is due and payable on the date on which we consummate our initial business combination and was made effective as of October 1, 2021.

On June 21, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note II), pursuant to which we could borrow up to an aggregate principal amount of $460,000, of which $460,000 was outstanding under the Promissory Note II as of September 30, 2021. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of our initial business combination. On October 1, 2021, the Promissory Note was amended such that it is due and payable on the date on which we consummate our initial business combination and was made effective as of October 1, 2021.

On September 21, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note III), pursuant to which we could borrow up to an aggregate principal amount of $461,000, of which $461,000 was outstanding under the Promissory Note II as of September 30, 2021. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion. Up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted, together leading to the holders being issued 165,000 ordinary shares if $1,500,000 of notes were so converted since the 150,000 rights included in such units would result in the issuance of 15,000 shares upon the closing of our initial business combination, as well as 150,000 warrants to purchase 150,000 shares).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that our initial business combination is fair to our shareholders from a financial point of view.

Our initial shareholders and EarlyBirdCapital, Inc. and their permitted transferees can demand that we register the founder shares, the private units and underlying securities, and any securities issued upon conversion of working capital loans, pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the Private Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination. Notwithstanding the foregoing, EarlyBirdCapital, Inc. may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed 120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

The Nasdaq Capital Market requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Ms. Xiaoying Sun and Messrs. Zan Wu and Mitchell Cariaga are our independent directors. Our independent directors have regularly scheduled meetings and at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum and to Marcum Bernstein & Pinchuk LLP, or Marcum BP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees charged by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019 totaled $19,189 and $30,900, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum BP in connection with regulatory filings. The aggregate fees charged by Marcum BP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019 totaled $41,200 and $nil, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum or Marcum BP for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum or Marcum BP for tax planning and tax advice for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum or Marcum BP for other services for the year ended December 31, 2020 and for the period from May 24, 2019 (inception) through December 31, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

3.1	Second Amended and Restated Memorandum and Articles of Association*
4.1	Specimen Unit Certificate.**
4.2	Specimen Ordinary Shares Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Specimen Right Certificate.**
4.5	Warrant Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent.*
4.6	Rights Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company.*
4.7	Description of Registrant’s Securities
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the sponsor, directors and officers of the Registrant.**
10.2	Investment Management Trust Agreement, June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Trustee.*
10.4	Registration Rights Agreement, dated June 23, 2020, by and among the Company, Nisun Investment Holding Limited and the investors party thereto.*
14	Code of Ethics**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document

*	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 29, 2020 and incorporated by reference herein.

**	Incorporated by reference to the Registrant’s Amended Registration Statement on Form S-1/A (SEC File No. 333-237153).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIANT ACQUISITION CORPORATION

Date: October 12, 2021	/s/ Peng Jiang
	Name:	Peng Jiang
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peng Jiang	Chairman, Chief Executive Officer	October 12, 2021
Peng Jiang	And Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

BRILLIANT ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Brilliant Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Brilliant Acquisition Corporation (the “Company”) as of December 31, 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the period from May 24, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period from May 24, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent on the completion of the proposed initial public offering described in Note 3 to the financial statements. The Company’s cash and working capital as of December 31, 2019 are not sufficient to sustain operations for a reasonable period of time, which is considered one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 3. The financial statements do not include any adjustments that may become should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Brilliant Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Brilliant Acquisition Corporation (the “Company”) as of December 31, 2020, the related statements of operations, change in shareholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor since 2021.

New York

October 12, 2021

BRILLIANT ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets – cash	$712,817	$27,699
Deferred offering cost	—	182,330
Prepaid expenses and other current assets	14,600	—
Marketable securities held in Trust Account	46,003,053	—
Total Assets	$46,730,470	$210,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,943	$427
Accrued offering costs	58,252	23,433
Promissory note – related party	243,833	181,833
Total Current Liabilities	328,028	205,693
Derivative warrant liabilities	247,634	—
Total Liabilities	575,662	205,693

Commitments

Ordinary shares subject to possible redemption, 4,600,000 shares at redemption value of $10	46,000,000	—

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,511,000 and 1,150,000 shares issued and outstanding (excluding 4,600,000 shares subject to possible redemption) as of December 31, 2020 and 2019 (1)	3,880,288	25,000
Accumulated deficit	(3,725,480)	(20,664)
Total Shareholders’ Equity	154,808	4,336
Total Liabilities and Shareholders’ Equity	$46,730,470	$210,029

(1)	At December 31, 2019, included an aggregate of 150,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment wat not exercised in full. On June 30, 2020, the Company closed the underwriters full 600,000 Unit over-allotment option.

The accompanying notes are an integral part of these financial statements.

BRILLIANT ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2020	For the period from May 24, 2019 (inception) through December 31, 2019
Operating costs	$148,010	$20,664
Loss from operations	(148,010)	(20,664)

Other income:
Changes in fair value of derivative warrant liabilities	(172,787)	—
Interest income	3,060	—

Net loss	$(317,737)	$(20,664)

Weighted average shares outstanding, basic and diluted (1)	3,697,454	562,770

Basic and diluted net loss per ordinary share	$(0.09)	$(0.04)

(1)	As of December 31, 2019, excludes an aggregate of 150,000 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full. On June 30, 2020, the Company closed the underwriters full 600,000 Unit over-allotment option.

The accompanying notes are an integral part of these financial statements.

BRILLIANT ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity

Balance – May 24, 2019 (inception)	—	$—	$—	$—

Issuance of Founder Shares to initial shareholders(1)	1,150,000	25,000	—	25,000

Net loss	—	—	(20,664)	(20,664)

Balance – December 31, 2019	1,150,000	$25,000	$(20,664)	$4,336

Sale of Units, net of underwriting discounts and offering expenses	4,600,000	43,930,846	—	43,930,846

Sale of Private Units	261,000	2,610,000	—	2,610,000

Issuance of Representative Shares	100,000	2,210	—	2,210

Ordinary shares subject to possible redemption	(4,600,000)	(42,612,921)	(3,387,079)	(46,000,000)

Excess of cash received over fair value of private warrants	—	(74,847)	—	(74,847)

Net loss	—	—	(317,737)	(317,737)

Balance – December 31, 2020	1,511,000	$3,880,288	$(3,725,480)	$154,808

(1)	Includes an aggregate of 150,000 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full. On June 30, 2020, the Company closed the underwriters full 600,000 Unit over-allotment option.

The accompanying notes are an integral part of these financial statements.

BRILLIANT ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(317,737)	$(20,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative warrant liabilities	172,787	—
Interest earned on marketable securities held in Trust Account	(3,060)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,590)	—
Accounts payable and accrued expenses	25,523	427
Net cash used in operating activities	(137,077)	(20,237)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(46,000,000)	—
Net cash used in investing activities	(46,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of ordinary share, net of underwriting discounts paid	44,390,000	—
Proceeds from sale Private Units	2,610,000	—
Proceeds from issuance of Founder Shares to initial shareholders	—	25,000
Advances from related party	—	74,998
Payment of offering costs	(239,805)	(158,897)
Proceeds from promissory note – related parties	62,000	106,835
Net cash provided by financing activities	46,822,195	47,936

Net Change in Cash	685,118	27,699
Cash – Beginning	27,699	—
Cash – Ending	$712,817	$27,699

Non-Cash Investing and Financing Activities:
Conversion of advance from related party to promissory note – related party	$—	$74,998
Offering costs included in accrued offering costs	$58,252	$23,433
Initial classification of ordinary shares subject to possible redemption	$42,612,921	$—
Change in value of ordinary shares subject to possible redemption	$3,387,079	$—
Issuance of Representative Shares	$2,210	$—

The accompanying notes are an integral part of these financial statements.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income earned from investing the proceeds derived from the Initial Public Offering that have been placed in a trust account as described below.

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

Transaction costs amounted to $2,069,154 consisting of $1,610,000 of underwriting fees and $459,154 of other offering costs. In addition, at December 31, 2020, cash of $712,817 was held outside of the Trust Account (as defined above) and is available for the payment of offering costs and for working capital purposes.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

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

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, subject to increase of up to an additional $0.30 per Unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

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

The Company had 12 months from the closing of its Initial Public Offering (or until June 25, 2021) to consummate a Business Combination. However, if the Company is not able to consummate a Business Combination by June 25, 2021, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $460,000 or $0.10 per Unit, up to an aggregate of $1,380,000, or $0.30 per Unit, on or prior to the date of the applicable deadline, for each three month extension. As of the date of this report, the Company was not able to consummate a Business Combination, and extended the period time to consummate a Business Combination   twice. Accordingly, the Company’s Sponsor must deposit into the Trust Account $920,000. The Sponsor made the first deposit of $460,000 on June 22, 2021 and the second deposit of $460,000 on September 20, 2021, for the Company to extend the period of time to consummate its initial business combination by total 6 months from June 25, 2021 until December 25, 2021.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had $712,817 in its operating bank account, $46,003,053   in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $399,389.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or December 25, 2021, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19  pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity.

The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of December 31, 2020, 4,600,000 shares of Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Public Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid in capital, or in the absence of additional capital, in accumulated deficit.   For the year ended December 31, 2020, the Company recorded an accretion of $3,387,079, all of which was recorded in accumulated deficit.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net Loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture.

The redeemable ordinary shares are included in the denominator of the EPS calculation reflecting a single class of common shares. This is because the redemption feature for all of the ordinary shares is at fair value, and therefore it does not create a different class of shares or other EPS adjustment (i.e. no adjustment to the numerator). The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other shareholders, because the shares could be sold on the open market.

	Years Ended December 31,
	2020	2019
Net loss	$(317,737)	$(20,664)
Weighted average shares outstanding, basic and diluted	3,697,454	562,770
Basic and diluted net loss per ordinary share	$(0.09)	$(0.04)

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Financial Instruments

The Company analyses all financial instruments with features of both liabilities and equity under ASC Topic 480 “Distinguishing Liabilities from Equity” and ASC Topic 815 “Derivatives and Hedging”. Pursuant to its Initial Public Offering, the Company sold 4,600,000 Units (including underwriters’ full exercise over-allotment option 6,000,000 Unit) consisting with one ordinary share, one right (“Public Right”), and one warrant (“Public Warrant”) (see Note 3). Simultaneously with the closing of the Initial Public Offering, the Company sold 261,000 Private Units (see Note 4), consisting with 261,000 ordinary shares, 261,000 warrants (“Private Warrant”) and 261,000 rights (“Private Right). The Company accounted for its Public Warrant, Public Right and Private Right as equity instruments. The Company accounted for Private Warrants as liability instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Management evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

The Company sold 261,000 Private Warrants in connection to its Initial Public Offering (“Liability Warrant”) (see Note 4). All of the Company’s outstanding Liability Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. There are no other ASUs being adopted.

Other than the above, there are no other recently issued accounting standards which are applicable to the Company.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, directors of the Company and the Company’s business advisors purchased an aggregate of 240,000 Private Units at a price of $10.00 per Private Unit, or $2,400,000, from the Company in a private placement. As a result of the underwriters’ election to fully exercise their over-allotment option on June 30, 2020, the Sponsor, directors of the Company and the Company’s business advisors purchased an additional 21,000 Private Units, at a purchase price of $10.00 per Private Unit, for an aggregate purchase price of $210,000. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 8. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants and private rights will expire worthless.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In May, August and September 2019, the Company issued an aggregate of 1,150,000 founder shares (the “Founder Shares”) to the initial shareholders for an aggregate purchase price of $25,000 in cash. The Founder Shares included an aggregate of up to 150,000 shares subject to forfeiture by the initial shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). On June 30, 2020, 2020, as a result of the underwriters’ election to fully exercise their over-allotment option, 150,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note – Related Party

On August 21, 2019, as amended on December 31, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, of which $243,833 was outstanding under the Promissory Note as of June 26, 2020. The note was non-interest bearing and payable on the earlier of (i) June 30, 2020 or (ii) the consummation of the Initial Public Offering. Proceeds from the close of the Initial Public Offering cleared in the bank account of the Company on June 29, 2020. On August 13, 2020, the Promissory Note was amended such that it is due and payable on October 31, 2020 and effective as of the date of the consummation of the Initial Public Offering, June 26, 2020. On November 12, 2020 the Promissory Note was amended such that it is due and payable on May 31, 2021 and was made effective as of October 30, 2020. On June 18, 2021 the Promissory Note was amended such that it is due and payable on September 30, 2021 and was made effective as of May 31, 2021. On October 1, 2021, the Promissory Note was amended such that it is due and payable on the date on which we consummate our initial business combination and was made effective as of October 1, 2021.

On June 21, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note II), pursuant to which we could borrow up to an aggregate principal amount of $460,000, of which $460,000 was outstanding under the Promissory Note II as of September 30, 2021. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of our initial business combination. On October 1, 2021, the Promissory Note was amended such that it is due and payable on the date on which we consummate our initial business combination and was made effective as of October 1, 2021.

On September 21, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note III), pursuant to which we could borrow up to an aggregate principal amount of $461,000, of which $461,000 was outstanding under the Promissory Note II as of September 30, 2021. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

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

As of the date of this report, the Company has deposited twice of $460,000 in the trust account, respectively on June 22, 2021 and September 20, 2021, to extend the date by which the Company has to consummate a business combination from June 25, 2021 to December 25, 2021.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering, or $1,610,000, provided, however, that the this fee shall be reduced by an aggregate amount equal to 1.5% of the dollar amount of the Company’s securities purchased prior to the closing of the Business Combination by investors that: (i) are introduced to EarlyBirdCapital by the Company (or any of its direct or indirect affiliates); (ii) have not been previously introduced to a SPAC initial public offering by EarlyBirdCapital; (iii) continue to hold the Company’s ordinary shares through the closing of a Business Combination, and (iv) do not exercise redemption rights with respect thereto in connection with such Business Combination.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — On June 26, 2020, the Company amended its Amended and Restated Memorandum and Articles of Association such that it is authorized to issue an unlimited number of ordinary shares, with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 1,511,000 shares of ordinary shares issued and outstanding, excluding 4,600,000 ordinary shares subject to possible redemption.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY (CONTINUED)

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY (CONTINUED)

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the Company had 261,000 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

The Private Warrants will be identical to the Public Warrants (see Note 7) underlying the Units being sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9. CORRECTION OF PREVIOUSLY ISSUED MISSTATED CONSOLIDATED FINANCIAL STATEMENTS

1.	Reclassification of Private Warrants

On April 12, 2021, the SEC Staff issued the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPAC) (“SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Historically, the warrants were reflected as component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants.

Since its inception, the Company has accounted its warrants, both public warrants and private warrants, for equity within the Company balance sheet, and after discussion and evaluation and taking into consideration the SEC Staff Statement, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement.

2.	Reclassification of redeemable ordinary shares

Because the Public Shares issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. Historically, the Public Shares were partially presented as component of temporary equity as opposed to all of temporary equity on the balance sheet and accumulated deficit did not include the subsequent non-cash changes in redemption value of Public Shares.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

- June 26, 2020

	June 26, 2020
	As Previously Reported	Restatement Adjustment	As Revised
Balance sheets
Total assets	$40,860,654	$—	$40,860,654
Derivative warrant liabilities	$—	$74,847	$74,847
Total liabilities	$313,426	$74,847	$388,273
Ordinary shares subject to possible redemption	$35,547,220	$1,449,401	$36,996,621
Shareholder’s Equity
Ordinary shares	$5,020,729	$(1,524,248)	$3,496,481
Total shareholders’ equity	$5,000,008	$(1,524,248)	$3,475,760
Total liabilities and shareholder’s equity	$40,860,654	$—	$40,860,654

- June 30, 2020

	June 30, 2020
	As Previously Reported	Restatement Adjustment	As Revised
Balance sheets
Total assets	$46,860,761	$—	$46,860,761
Derivative warrant liabilities	$—	$74,847	$74,847
Total liabilities	$313,426	$74,847	$388,273
Ordinary shares subject to possible redemption	$41,547,327	$4,452,673	$46,000,000
Shareholder’s Equity
Ordinary shares	$5,020,729	$(1,140,441)	$3,880,288
Accumulated deficit	$(20,721)	$(3,387,079)	$(3,407,800)
Total shareholders’ equity	$5,000,008	$(4,527,520)	$472,488
Total liabilities and shareholder’s equity	$46,860,761	$—	$46,860,761

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9. CORRECTION OF PREVIOUSLY ISSUED MISSTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the three months ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Statement of operations
Net income	$67	$—	$67
Weighted average shares outstanding, basic and diluted	1,034,518	330,251	1,364,769
Basic and diluted net loss per ordinary share	$(0.00)	$0.00	$0.00

	For the six months ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Statement of operations
Net loss	$(57)	$—	$(57)
Weighted average shares outstanding, basic and diluted	1,017,259	237,472	1,254,731
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.00)

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9. CORRECTION OF PREVIOUSLY ISSUED MISSTATED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

- September 30, 2020

	September 30, 2020
	As Previously Reported	Restatement Adjustment	As Revised
Balance sheets
Total assets	$46,862,481	$—	$46,862,481
Derivative warrant liabilities	$—	$70,802	$70,802
Total liabilities	$360,621	$70,802	$431,423
Ordinary shares subject to possible redemption	$41,501,859	$4,498,141	$46,000,000
Shareholder’s Equity
Ordinary shares	$5,066,197	$(1,185,909)	$3,880,288
Accumulated deficit	$(66,196)	$(3,383,034)	$(3,449,230)
Total shareholders’ equity	$5,000,001	$(4,568,943)	$431,058
Total liabilities and shareholder’s equity	$46,862,481	$—	$46,862,481

	For the three months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Statement of operations
Changes in fair value of derivative warrant liabilities	$—	$4,045	$4,405
Net loss	$(45,475)	$4,045	$(41,430)
Weighted average shares outstanding, basic and diluted	1,956,277	4,154,723	6,111,000
Basic and diluted net loss per ordinary share	$(0.02)	$0.01	$(0.01)

	For the nine months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Statement of operations
Changes in fair value of derivative warrant liabilities	$—	$4,045	$4,045
Net loss	$(45,532)	$4,045	$(41,487)
Weighted average shares outstanding, basic and diluted	1,332,550	1,554,516	2,887,066
Basic and diluted net loss per ordinary share	$(0.04)	$0.03	$(0.01)

	For the nine months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Revised
Statement of cashflows
Net income (loss)	$(45,532)	$4,045	$(41,487)
Changes in fair value of derivative warrant liabilities	$—	$(4,045)	$(4,045)

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

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

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020 and 2019, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants were classified from Level 1 measurement to Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value of held to maturity securities as follows.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS (CONTINUED)

	Level	December 31, 2020	December 31, 2019
Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$46,003,053	$—

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$247,634	$—

The fair value of the Private Warrants was estimated using Binomial model for the years ended December 31, 2020. For the years ended December 31, 2020, on the statements of operations, the Company recognized an increase in the fair value of warrant liabilities of $172,787, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Warrants is determined using Level 3 inputs. Inherent in these valuations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical and implied volatilities of select peer companies as well as its own that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

December 31, 2020
Volatility	23.00%
Stock price	10.01
Expected life of the warrants to convert	6.25
Risk free rate	0.63%
Dividend yield	0.00%

The change in the fair value of the derivative warrant liabilities for the years ended December 31, 2020 was as below

Derivative Warrant Liabilities at December 31, 2019	$—
Recognition of derivative warrant liabilities	74,847
Change in fair value of derivative warrant liabilities	172,787
Derivative Warrant Liabilities at December 31, 2020	$247,634

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11. SUBSEQUENT EVENTS

On September 20, 2021, the Company extended the period of time it will have to consummate its initial business combination by 3 months from the current deadline of June 25, 2021 until December 25, 2021 (the “completion window”) because the Company’s Sponsor, Nisun Investment Holding Limited has deposited twice of $460,000 in the Company’s trust account, representing $0.10 per Unit as additional interest on the proceeds in the trust account, pursuant to the terms of the Company’s amended and restated memorandum and articles of association, and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.