Form 10-Q
period 2021-03-31
Brilliant Acquisition Corp
filed 2021-10-13
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of September 30, 2021, 6,111,000 ordinary shares, no par value, were issued and outstanding, respectively.

BRILLIANT ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRILLIANT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets – cash	$626,953	$712,817
Prepaid expenses and other current assets	28,555	14,600
Marketable securities held in Trust Account	46,004,188	46,003,053
Total Assets	$46,659,696	$46,730,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$32,443	$25,943
Accrued offering costs	58,252	58,252
Promissory note – related party	243,833	243,833
Total Current Liabilities	334,528	328,028
Derivative warrant liabilities	190,733	247,634
Total Liabilities	525,261	575,662

Commitments

Ordinary shares subject to possible redemption, 4,600,000 shares at redemption value of $10	46,000,000	46,000,000

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,511,000 and 1,150,000 shares issued and outstanding (excluding 4,600,000 shares subject to possible redemption)	3,880,288	3,880,288
Accumulated deficit	(3,745,853)	(3,725,480)
Total Shareholders’ Equity	134,435	154,808
Total Liabilities and Shareholders’ Equity	$46,659,696	$46,730,470

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
Operating costs	$78,411	$124
Loss from operations	(78,411)	(124)

Other income:
Changes in fair value of derivative warrant liabilities	56,901	-
Interest income	1,137	-

Net loss	$(20,373)	$(124)

Weighted average shares outstanding, basic and diluted	6,111,000	1,150,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 1, 2020	1,150,000	$25,000	$(20,664)	$4,336

Net loss	—	—	(124)	(124)

Balance – March 31, 2020	1,150,000	$25,000	$(20,788)	$4,212

Balance –January 1, 2021	1,511,000	$3,880,288	$(3,725,480)	$154,808

Net loss	—	—	(20,373)	(20,373)

Balance – March 31, 2021	1,511,000	$3,880,288	$(3,745,853)	$134,435

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(20,373)	$(124)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative warrant liabilities	(56,901)	—
Interest earned on marketable securities held in Trust Account	(1,137)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(13,953)	—
Accounts payable and accrued expenses	6,500	—
Net cash used in operating activities	(85,864)	(124)

Cash Flows from Investing Activities:
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(78,313)
Proceeds from promissory note – related parties	—	52,000
Net cash used in financing activities	—	(26,313)

Net Change in Cash	(85,864)	(26,437)
Cash – Beginning	712,817	27,699
Cash – Ending	$626,953	$1,262

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED  CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $2,069,154 consisting of $1,610,000 of underwriting fees and $459,154 of other offering costs. In addition, at March 31, 2021, cash of $626,953 was held outside of the Trust Account (as defined above) and is available for the payment of offering costs and for working capital purposes.

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had $626,953 in its operating bank account, $46,004,188 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $320,980.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $243,833 promissory note payable to the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of $2,610,000.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of March 31, 2021, the Company has no borrowings under the Working Capital Loans.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for Form 10-K as filed with the SEC on the same date as this Form 10-Q, The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

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

The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of March 31, 2021 and December 31, 2020, 4,600,000 shares of Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Public Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid in capital, or in the absence of additional capital, in accumulated deficit. For the three months ended March 31, 2021 and 2020, the Company did not record an accretion in accumulated deficit.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

	Three Months Ended March 31,
	2021	2020
Net loss	$(20,373)	$(124)

Weighted average shares outstanding, basic and diluted	6,111,000	1,150,000
Basic and diluted net loss per share	$(0.01)	$(0.00)

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBird Capital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering, or $1,610,000, provided, however, that the this fee shall be reduced by an aggregate amount equal to 1.5% of the dollar amount of the Company’s securities purchased prior to the closing of the Business Combination by investors that: (i) are introduced to EarlyBirdCapital by the Company (or any of its direct or indirect affiliates); (ii) have not been previously introduced to a SPAC initial public offering by EarlyBirdCapital; (iii) continue to hold the Company’s ordinary shares through the closing of a Business Combination, and (iv) do not exercise redemption rights with respect thereto in connection with such Business Combination.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — On June 26, 2020, the Company amended its Amended and Restated Memorandum and Articles of Association such that it is authorized to issue an unlimited number of ordinary shares, with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 1,511,000 shares of ordinary shares issued and outstanding, excluding 4,600,000 ordinary shares subject to possible redemption.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY (CONTINUED)

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2021, the Company had 261,000 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants and Representative’s Warrants were classified from Level 1 measurement to Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value of held to maturity securities as follows.

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (CONTINUED)

	Level	March 31, 2021	December 31, 2020
Description		(unaudited)
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$46,004,188	$46,003,053

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$190,733	$247,634

The fair value of the Private Warrants was estimated using Binomial model for the  three months ended March 31, 2021, respectively. For the three months ended March 31, 202 on the statements of operations, the Company recognized a decrease in the fair value of warrant liabilities of $56,901, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	March 31, 2021	December 31, 2020
Volatility	19.00%	23.00%
Stock price	9.94	10.01
Expected life of the warrants to convert	6.00	6.25
Risk free rate	1.27%	0.63%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 was as below

Derivative Warrant Liabilities at December 31, 2020	$247,634
Change in fair value of derivative warrant liabilities	(56,901)
Derivative Warrant Liabilities at March 31, 2021	$190,733

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 24, 2019 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had net loss of $20,373, which consisted of operating costs of $78,411 and a decrease in fair value of derivative warrant liabilities of $56,901, offset by interest income on marketable securities held in the Trust Account of $1,137.

For the three months ended March 31, 2020, we had net loss of $124, which consisted of operating costs of $124.

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

For the three months ended March 31, 2021, cash used by operating activities was $85,864. Net loss of $20,373 was impacted by interest earned on marketable securities held in the Trust Account of $1,137, a decrease in fair value of derivative warrant liabilities of $567,901 and changes in operating assets and liabilities, which used $7,453 of cash.

For the three months ended March 31, 2020, cash used in operating activities was $124 representing net loss of $124.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $46,004,188. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $626,953. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than describe below.

We have engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist us in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a Business Combination, assist us in obtaining shareholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering, or $1,610,000, provided, however, that the this fee shall be reduced by an aggregate amount equal to 1.5% of the dollar amount of our securities purchased prior to the closing of the Business Combination by investors that: (i) are introduced to EarlyBirdCapital by us (or any of its direct or indirect affiliates); (ii) have not been previously introduced to a SPAC initial public offering by EarlyBirdCapital; (iii) continue to hold our ordinary shares through the closing of a Business Combination, and (iv) do not exercise redemption rights with respect thereto in connection with such Business Combination.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. In connection with the reclassification of private warrants and redeemable shares, the our management, including principal executive and financial officers, have evaluated the effectiveness of the internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021 because of a material weakness in the internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants and redeemable shares we issued in connection with its Initial Public Offering.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on June 24, 2020, the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 16, 2020, and Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on October 12,  2021. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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