Form 10-Q
period 2021-06-30
Brilliant Acquisition Corp
filed 2021-10-13
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

BRILLIANT ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRILLIANT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets – cash	$626,942	$712,817
Prepaid expenses and other current assets	21,255	14,600
Escrow account receivable	460,000	-
Marketable securities held in Trust Account	46,005,335	46,003,053
Total Assets	$47,113,532	$46,730,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$53,691	$25,943
Accrued offering costs	58,252	58,252
Promissory note – related party	703,833	243,833
Total Current Liabilities	815,776	328,028
Derivative warrant liabilities	184,666	247,634
Total Liabilities	1,000,442	575,662

Commitments

Ordinary shares subject to possible redemption, 4,600,000 shares at redemption value of $10	46,000,000	46,000,000

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,511,000 and 1,150,000 shares issued and outstanding (excluding 4,600,000 shares subject to possible redemption)	3,880,288	3,880,288
Accumulated deficit	(3,767,198)	(3,725,480)
Total Shareholders’ Equity	113,090	154,808
Total Liabilities and Shareholders’ Equity	$47,113,532	$46,730,470

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating costs	$28,567	$40	$106,978	$164
Loss from operations	(28,567)	(40)	(106,978)	(164)

Other income:
Changes in fair value of derivative warrant liabilities	6,067	—	62,968	—
Interest income	1,155	107	2,292	107

Net income (loss)	$(21,345)	$67	$(41,718)	$(57)

Weighted average shares outstanding, basic and diluted	6,111,000	1,364,769	6,111,000	1,254,731

Basic and diluted net income (loss) per ordinary share	$(0.00)	$0.00	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – April 1, 2020	1,150,000	$25,000	$(20,788)	$4,212

Sale of 4,600,000 Units, net of underwriting discounts and offering expenses	4,600,000	43,930,846	—	43,930,846

Sale of 261,000 Private Units	261,000	2,610,000	—	2,610,000

Issuance of Representative Shares	100,000	2,210	—	2,210

Ordinary shares subject to possible redemption	(4,600,000)	(42,612,921)	(3,387,079)	(46,000,000)

Excess of cash received over fair value of private warrants	—	(74,847)	—	(74,847)

Net income	—	—	67	67

Balance – June 30, 2020	1,511,000	$3,880,288	$(3,407,800)	$472,488

Balance –April 1, 2021	1,511,000	$3,880,288	$(3,745,853)	$134,435

Net loss	—	—	(21,345)	(21,345)

Balance – June 30, 2021	1,511,000	$3,880,288	$(3,767,198)	$113,090

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 1, 2020	1,150,000	$25,000	$(20,664)	$4,336

Sale of 4,600,000 Units, net of underwriting discounts and offering expenses	4,600,000	43,930,846	—	43,930,846

Sale of 261,000 Private Units	261,000	2,610,000	—	2,610,000

Issuance of Representative Shares	100,000	2,210	—	2,210

Ordinary shares subject to possible redemption	(4,600,000)	(42,612,921)	(3,387,079)	(46,000,000)

Excess of cash received over fair value of private warrants	—	(74,847)	—	(74,847)

Net loss	—	—	(57)	(57)

Balance – June 30, 2020	1,511,000	$3,880,288	$(3,407,800)	$472,488

Balance – January 1, 2021	1,511,000	$3,880,288	$(3,725,480)	$154,808

Net loss	—	—	(41,718)	(41,718)

Balance – June 30, 2021	1,511,000	$3,880,288	$(3,767,198)	$113,090

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(41,718)	$(57)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative warrant liabilities	(62,968)	—
Interest earned on marketable securities held in Trust Account	(2,292)	(107)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,645)	10
Accounts payable and accrued expenses	27,748	(427)
Net cash used in operating activities	(85,875)	(581)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(46,000,000)
Net cash used in investing activities	—	(46,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary share, net of underwriting discounts paid	—	44,390,000
Proceeds from sale Private Units	—	2,610,000
Payment of offering costs	—	(228,464)
Advances from related party	—	—
Proceeds from promissory note – related parties	—	62,000
Net cash provided by financing activities	—	46,833,536

Net Change in Cash	(85,875)	832,955
Cash – Beginning	712,817	27,699
Cash – Ending	$626,942	$860,654

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$69,692
Initial classification of ordinary shares subject to possible redemption	$—	$42,612,921
Change in value of ordinary shares subject to possible redemption	$—	$3,387,079
Issuance of Representative Shares	$—	$2,210
Collection of related party promissory note into escrow account	$460,000	$—

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

At June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $2,069,154 consisting of $1,610,000 of underwriting fees and $459,154 of other offering costs. In addition, at June 30, 2021, cash of $626,942 was held outside of the Trust Account (as defined above) and is available for the payment of offering costs and for working capital purposes.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $626,942 in its operating bank account, $46,005,335   in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $292,421.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of June 30, 2021, the Company has no borrowings under the Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for Form 10-K as filed with the SEC on the same date as this Form 10-Q, The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

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

The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of June 30, 2021 and December 31, 2020, 4,600,000 shares of Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Public Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid in capital, or in the absence of additional capital, in accumulated deficit. For the three and six months ended June 30, 2020, the Company recorded an accretion of $3,387,079, all of which was recorded in accumulated deficit. For the three and six months ended June 30, 2021, no accretion was recorded.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Earnings (Loss) Per Ordinary Share

Net loss per share is computed by dividing net Loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture.

Founder Shares and Private Placement Shares are included in the calculation of non-redeemable earnings per share. The redeemable ordinary shares are included in the denominator of the EPS calculation reflecting a single class of common shares. This is because the redemption feature for all of the ordinary shares is at fair value, and therefore it does not create a different class of shares or other EPS adjustment (i.e. no adjustment to the numerator). The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other shareholders, because the shares could be sold on the open market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(21,345)	$67	$(41,718)	$(57)

Weighted average shares outstanding of, basic and diluted	6,111,000	1,364,769	6,111,000	1,254,731
Basic and diluted net income (loss) per ordinary share	$(0.00)	$0.00	$(0.01)	$(0.00)

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — On June 26, 2020, the Company amended its Amended and Restated Memorandum and Articles of Association such that it is authorized to issue an unlimited number of ordinary shares, with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 1,511,000 shares of ordinary shares issued and outstanding, excluding 4,600,000 ordinary shares subject to possible redemption.

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
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2021, the Company had 261,000 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants were classified from Level 1 measurement to Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value of held to maturity securities as follows.

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (CONTINUED)

	Level	June 30, 2021	December 31, 2020
Description		(unaudited)
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$46,005,335	$46,003,053

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$184,666	$247,634

The fair value of the Private Warrants was estimated using Binomial model for the   three and six months ended June 30, 2020 and 2021, respectively. For the three months ended June 30, 2021 and 2020 on the statements of operations, the Company recognized a decrease in the fair value of warrant liabilities of $6,067 and $nil, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. For the six months ended June 30, 2021 and 2020, the Company recognized a decrease in the fair value of warrant liabilities of $62,968 and $nil, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	June 30, 2021	December 31, 2020
Volatility	18.00%	23.00%
Stock price	10.01	10.01
Expected life of the warrants to convert	5.75	6.25
Risk free rate	1.11%	0.63%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the six months ended June 30, 2021 and 2020 was as below

Derivative warrant liabilities at December 31, 2019	$-
Issuance of Private Warrants	74,847
Change in fair value of derivative warrant liabilities	-
Derivative Warrant Liabilities at June 30, 2020	$74,847

Derivative Warrant Liabilities at December 31, 2020	$247,634
Change in fair value of derivative warrant liabilities	(62,968)
Derivative Warrant Liabilities at June 30, 2021	$184,666

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 24, 2019 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2021, we had net income of $21,345, which consisted interest income on marketable securities held in the Trust Account of $1,155 and a decrease in fair value of derivative warrant liabilities of $6,067, offset by operating costs of $28,567.

For the three months ended June 30, 2020, we had net income of $67, which consisted of interest income on marketable securities held in the Trust Account of $107, offset by operating costs of $40.

For the six months ended June 30, 2021, we had net loss of $41,718, which consisted of operating costs of $106,978, offset by a decrease in fair value of derivative warrant liabilities of $62,968 and interest income on marketable securities held in the Trust Account of $2,292.

For the six months ended June 30, 2020, we had net loss of $57, which consisted of operating costs of $164, offset by interest income on marketable securities held in the Trust Account of $107.

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

For the six months ended June 30, 2021, cash used by operating activities was $85,875. Net loss of $41,718 was impacted by interest earned on marketable securities held in the Trust Account of $2,292, a decrease in fair value of derivative warrant liabilities of $62,968 and changes in operating assets and liabilities, which provided $21,103 of cash.

For the six months ended June 30, 2020, cash used in operating activities was $581. Net loss of $57 was impacted by interest earned on marketable securities held in the Trust Account of $107, and changes in operating assets and liabilities, which used $417 of cash.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $46,005,335. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $626,942. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. In connection with the reclassification of private warrants and redeemable shares, the our management, including principal executive and financial officers, have evaluated the effectiveness of the internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021 because of a material weakness in the internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants and redeemable shares we issued in connection with its Initial Public Offering.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 23, 2020, by and among the Company and EarlyBirdCapital, Inc.(1)
3.1	Second Amended and Restated Memorandum and Articles of Association(1)
4.1	Warrant Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. (1)
4.2	Rights Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company(1)
10.1	Letter Agreements, dated June 23, 2020, by and among the Company, its officers, directors, advisor, Mr. Chuanwei Chen, and Nisun Investment Holding Limited(1)
10.2	Administrative Services Agreement, dated June 23, 2020, by and among the Company and Nisun Investment Holding Limited(1)
10.3	Investment Management Trust Agreement, June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Trustee. (1)
10.4	Registration Rights Agreement, dated June 23, 2020, by and among the Company, Nisun Investment Holding Limited and the investors party thereto. (1)
10.5	Unit Purchase Agreement, dated June 23, 2020 by and between the Company and Nisun Investment Holding Limited(1)
10.6	Business Combination Marketing Agreement, dated June 23, 2020 by and between the Company and EarlyBirdCapital, Inc. (1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 26, 2020 and incorporated by reference herein.

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