Form 10-Q
period 2021-09-30
Brilliant Acquisition Corp
filed 2021-11-19
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 6,111,000 ordinary shares, no par value, were issued and outstanding, respectively.

BRILLIANT ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRILLIANT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets – cash	$504,362	$712,817
Prepaid expenses and other current assets	22,255	14,600
Marketable securities held in Trust Account	46,926,504	46,003,053
Total Assets	$47,453,121	$46,730,470

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$142,692	$25,943
Accrued offering costs	-	58,252
Promissory note – related party	1,164,833	243,833
Total Current Liabilities	1,307,525	328,028
Derivative warrant liabilities	157,117	247,634
Total Liabilities	1,464,642	575,662

Commitments

Ordinary shares subject to possible redemption, 4,600,000 shares at redemption value of $10	46,000,000	46,000,000

Shareholders’ Equity (Deficit)
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,511,000 and 1,511,000 shares issued and outstanding (excluding 4,600,000 shares subject to possible redemption)	3,880,288	3,880,288
Accumulated deficit	(3,891,809)	(3,725,480)
Total Shareholders’ Equity (Deficit)	(11,521)	154,808
Total Liabilities and Shareholders’ Equity (Deficit)	$47,453,121	$46,730,470

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating costs	$153,337	$47,262	$260,315	$47,426
Loss from operations	(153,337)	(47,262)	(260,315)	(47,426)

Other income:
Changes in fair value of derivative warrant liabilities	27,549	4,045	90,517	4,045
Interest income	1,177	1,787	3,469	1,894

Net loss	$(124,611)	$(41,430)	$(166,329)	$(41,487)

Weighted average shares outstanding, basic and diluted	6,111,000	6,111,000	6,111,000	2,879,095

Basic and diluted net loss per ordinary share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity (Deficit)
Balance – July 1, 2020	1,511,000	$3,880,288	$(3,407,800)	$472,488

Net loss	—	—	(41,430)	(41,430)

Balance – September 30, 2020	1,511,000	$3,880,288	$(3,449,230)	$431,058

Balance – July 1, 2021	1,511,000	$3,880,288	$(3,767,198)	$113,090

Net loss	—	—	(124,611)	(124,611)

Balance – September 30, 2021	1,511,000	$3,880,288	$(3,891,809)	$(11,521)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity (Deficit)
Balance – January 1, 2020	1,150,000	$25,000	$(20,664)	$4,336

Sale of 4,600,000 Units, net of underwriting discounts and offering expenses	4,600,000	43,930,846	—	43,930,846

Sale of 261,000 Private Units	261,000	2,610,000	—	2,610,000

Issuance of Representative Shares	100,000	2,210	—	2,210

Ordinary shares subject to possible redemption	(4,600,000)	(42,612,921)	(3,387,079)	(46,000,000)

Excess of cash received over fair value of private warrants	—	(74,847)	—	(74,847)

Net loss	—	—	(41,487)	(41,487)

Balance – September 30, 2020	1,511,000	$3,880,288	$(3,449,230)	$431,058

Balance – January 1, 2021	1,511,000	$3,880,288	$(3,725,480)	$154,808

Net loss	—	—	(166,329)	(166,329)

Balance – September 30, 2021	1,511,000	$3,880,288	$(3,891,809)	$(11,521)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(166,329)	$(41,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative warrant liabilities	(90,517)	(4,045)
Interest earned on marketable securities held in Trust Account	(3,469)	(1,894)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,637)	10
Accounts payable and accrued expenses	58,497	58,109
Net cash used in operating activities	(208,455)	10,693

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(46,000,000)
Net cash used in investing activities	—	(46,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary share, net of underwriting discounts paid	—	44,390,000
Proceeds from sale Private Units	—	2,610,000
Payment of offering costs	—	(239,805)
Proceeds from promissory note – related parties	—	62,000
Net cash provided by financing activities	—	46,822,195

Net Change in Cash	(208,455)	832,888
Cash – Beginning	712,817	27,699
Cash – Ending	$504,362	$860,587

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$58,252
Initial classification of ordinary shares subject to possible redemption	$—	$42,612,921
Change in value of ordinary shares subject to possible redemption	$—	$3,387,079
Issuance of Representative Shares	$—	$2,210
Collection of related party promissory note into trust account	$920,000	$—

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On June 29, 2020, the underwriters notified the Company of their intention to exercise their over-allotment option in full. As such, on June 30, 2020, the Company consummated the sale of an additional 600,000 Units to the public, at $10.00 per Unit, and the sale of an additional 21,000 Private Units, at $10.00 per Private Unit, generating total gross proceeds of $6,210,000. A total of $6,000,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $46,000,000.

Transaction costs amounted to $2,069,154 consisting of $1,610,000 of underwriting fees and $459,154 of other offering costs. In addition, as of June 30, 2021, cash of $626,942 was held outside of the Trust Account (as defined above) and is available for the payment of offering costs and for working capital purposes.

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

Business Combination

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $504,362 deposit in its operating account, $46,926,504   in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $780,908.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $1,163,833 promissory note payable to the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of $2,610,000.

On November 19, 2021, the Sponsor committed to provide the Company with an aggregate of $1,500,000 in loans through December 25, 2021, the scheduled liquidation date.    The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or December 25, 2021, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by shareholders).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for Form 10-K as filed with the SEC on the same date as this Form 10-Q. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity.

The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Accordingly, as of September 30, 2021 and December 31, 2020, 4,600,000 shares of Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

At September 30, 2021 and December 31, 2020, the ordinary shares reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$46,000,000
Less: proceeds allocated to public warrants	(1,380,000)
Less: ordinary share issuance costs	(2,007,079)
Add: Accretion of carrying value to redemption value	3,387,079
Ordinary shares subject to possible redemption	$46,000,000

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Loss Per Ordinary Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 4,861,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(124,611)	$(41,430)	$(166,329)	$(41,487)

Weighted average shares outstanding of, basic and diluted	6,111,000	6,111,000	6,111,000	2,879,095
Basic and diluted net income (loss) per ordinary share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

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

Management evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

The Company sold 261,000 Private Warrants in connection to its Initial Public Offering and simultaneous with the over-allotment (“Liability Warrant”) (see Note 4). All of the Company’s outstanding Liability Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 4,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder to 1/10 of an ordinary share upon consummation of a Business Combination (see Note 7). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 7). As of June 30, 2020, the underwriters fully exercised their over-allotment option to purchase an additional 600,000 Units at $10.00 per Unit.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In May, August and September 2019, the Company issued an aggregate of 1,150,000 founder shares (the “Founder Shares”) to the initial shareholders for an aggregate purchase price of $25,000 in cash. The Founder Shares included an aggregate of up to 150,000 shares subject to forfeiture by the initial shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). As of June 30, 2020, as a result of the underwriters’ election to fully exercise their over-allotment option, 150,000 Founder Shares are no longer subject to forfeiture.

The initial shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — On June 26, 2020, the Company amended its Amended and Restated Memorandum and Articles of Association such that it is authorized to issue an unlimited number of ordinary shares, with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 1,511,000 shares of ordinary shares issued and outstanding, excluding 4,600,000 ordinary shares subject to possible redemption.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described above, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021, the Company had 261,000 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

As of September 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants were classified as a Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value of held to maturity securities as follows.

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (CONTINUED)

	Level	September 30, 2021	December 31, 2020
Description		(unaudited)
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$46,926,504	$46,003,053

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$157,117	$247,634

The fair value of the Private Warrants was estimated using Binomial model for the three and nine months ended September 30, 2020 and 2021, respectively. For the three months ended September 30, 2021 and 2020 on the statements of operations, the Company recognized a decrease in the fair value of warrant liabilities of $27,549 and $4,045, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. For the nine months ended September 30, 2021 and 2020, the Company recognized a decrease in the fair value of warrant liabilities of $90,517 and $4,045, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Warrants is determined using Level 3 inputs. Inherent in these valuations are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical and implied volatilities of select peer companies as well as its own that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	September 30, 2021	December 31, 2020
Volatility	15.50%	23.00%
Share price	10.14	10.01
Expected life of the warrants to convert	5.50	6.25
Risk free rate	1.14%	0.63%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the nine months ended September 30, 2021 and 2020 was as below

Derivative warrant liabilities as of December 31, 2019	$-
Issuance of Private Warrants	74,847
Change in fair value of derivative warrant liabilities	(4,045)
Derivative Warrant Liabilities as of September 30, 2020	$70,802

Derivative Warrant Liabilities as of December 31, 2020	$247,634
Change in fair value of derivative warrant liabilities	(90,517)
Derivative Warrant Liabilities as of September 30, 2021	$157,117

NOTE 10. SUBSEQUENT EVENTS

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

Overview

We are a blank check company incorporated in the British Virgin Islands on May 24, 2019 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we intend to focus on businesses that have their primary operations located in the Asia-pacific region. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering, and the private placement of the Private Units, our shares, debt or a combination of cash, shares and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 24, 2019 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2021, we had net loss of $124,611, which consisted of operating costs of $153,337, offset by a decrease in fair value of derivative warrant liabilities of $27,549 and interest income on marketable securities held in the Trust Account of $1,177.

For the three months ended September 30, 2020, we had net loss of $41,430, which consisted of operating costs of $47,262, offset by a decrease in fair value of derivative warrant liabilities of $4,045 and interest income on marketable securities held in the Trust Account of $1,787.

For the nine months ended September 30, 2021, we had net loss of $166,329, which consisted of operating costs of $260,315, offset by a decrease in fair value of derivative warrant liabilities of $90,517 and interest income on marketable securities held in the Trust Account of $3,469.

For the nine months ended September 30, 2020, we had net loss of $41,487, which consisted of operating costs of $47,426, offset by a decrease in fair value of derivative warrant liabilities of $4,045 and interest income on marketable securities held in the Trust Account of $1,894.

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

For the nine months ended September 30, 2021, cash used by operating activities was $208,455. Net loss of $166,329 was impacted by interest earned on marketable securities held in the Trust Account of $3,469, a decrease in fair value of derivative warrant liabilities of $90,517 and changes in operating assets and liabilities, which provide $51,860 of cash.

For the nine months ended September 30, 2020, cash provided by operating activities was $10,693. Net loss of $41,487 was impacted by interest earned on marketable securities held in the Trust Account of $1,894, a decrease in fair value of derivative warrant liabilities of $4,045 and changes in operating assets and liabilities, which provided $58,119 of cash.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $46,926,504. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $504,362 deposit in operating account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Ordinary Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 4,861,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Warrant Liabilities

Management evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. In connection with the reclassification of private warrants and redeemable shares, the our management, including principal executive and financial officers, have evaluated the effectiveness of the internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2021 because of a material weakness in the internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants and redeemable shares we issued in connection with its Initial Public Offering.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on June 24, 2020, the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 16, 2020, and Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on October 13,  2021. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

BRILLIANT ACQUISITION CORPORATION

Date: November 19, 2021	/s/ Peng Jiang
	Name:	Peng Jiang
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)