Form 10-K/A
period 2020-12-31
Brilliant Acquisition Corp
filed 2022-03-08
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39341

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K/A of Brilliant Acquisition Corporation (the “Company”) for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2021 (the “Original Filing”), is being filed solely to include a fully executed signature page to the Form 10-K by at least a majority of the directors of the Company inadvertently omitted by the Company when originally filed. This Amendment contains only the cover page, this explanatory note, the signature page and the new certifications by the principal executive and principal financial officer.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

3.1	Second Amended and Restated Memorandum and Articles of Association(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Ordinary Shares Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Specimen Right Certificate.(2)
4.5	Warrant Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent.(1)
4.6	Rights Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company.(1)
4.7	Description of Registrant’s Securities*
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the sponsor, directors and officers of the Registrant.(2)
10.2	Investment Management Trust Agreement, June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Trustee.(1)
10.4	Registration Rights Agreement, dated June 23, 2020, by and among the Company, Nisun Investment Holding Limited and the investors party thereto.(1)
14	Code of Ethics(2)
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 29, 2020 and incorporated by reference herein.

(2)	Incorporated by reference to the Registrant’s Amended Registration Statement on Form S-1/A (SEC File No. 333-237153).

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIANT ACQUISITION CORPORATION

Date: March 8, 2022	/s/ Peng Jiang
	Name:	Peng Jiang
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peng Jiang	Chairman, Chief Executive Officer	March 8, 2022
Peng Jiang	And Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Brian Ferrier	Director	March 8, 2022
Brian Ferrier

/s/ Zan Wu	Director	March 8, 2022
Zan Wu

/s/ Yebo Shen	Director	March 8, 2022
Yebo Shen

4