Form 10-K
period 2021-12-31
Brilliant Acquisition Corp
filed 2022-03-31
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eff ectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2021, as reported on The Nasdaq Stock Market, was approximately $47,047,000.

As of March 30, 2022, there were 5,477,208 ordinary shares, no par value, of the registrant issued and outstanding.

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

Our officers and directors, or our “management team,” has a broad range of collective operational experience across a variety of economic sectors, including corporate financing, debt financing, internet, real estate, biopharmaceuticals, consumer and retail, manufacturing, capital markets and information technology. Our acquisition strategy leverages our team’s relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants, which we should provide us with a number of potential target businesses with which we may consummate an initial business combination.

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

Significant Activities Since Inception

On June 26, 2020, we consummated our initial public offering of 4,000,000 units. Each unit consists of one ordinary share, no par value, one warrant to purchase one ordinary share and one right to receive one-tenth of one ordinary share upon the consummation of our initial business combination, pursuant to a registration statement on Form S-1 (File No. 333-237153). Each whole warrant is exercisable for one ordinary share at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000 (before underwriting discounts and commissions and offering expenses).

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

Pursuant to our second amended and restated memorandum and articles of association, we had 12 months from the closing of our initial public offering (or up to 21 months upon extension of the period of time to consummate a business combination) to consummate our initial business combination. On June 22, 2021, our sponsor timely deposited $460,000 in our trust account, pursuant to the terms of our amended and restated memorandum and articles of association, and the trust agreement we entered into with Continental Stock Transfer & Trust Company, for us to extend our period of time to consummate our initial business combination by 3 months from June 23, 2021 until September 23, 2021.

On September 20, 2021, our sponsor timely deposited $460,000 in our trust account for us to extend our period of time to consummate our initial business combination by 3 months from September 23, 2021 until December 23, 2021. On December 20, 2021, our sponsor timely deposited $460,000 in our trust account for us to extend our period of time to consummate our initial business combination by 3 months from December 23, 2021 until March 23, 2022.

On February 22, 2022, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), with Nukkleus Inc., a Delaware corporation (“Nukkleus”). Upon consummation of the transactions contemplated by the Merger Agreement, Nukkleus would become our Nasdaq-listed parent company, with former Nukkleus stockholders owning approximately 66% and former Brilliant shareholders owning approximately 34% of the ordinary shares of the post business combination company’s issued and outstanding immediately after closing (the “PubCo Shares”), assuming no redemptions from our trust account. The transactions contemplated by the Merger Agreement, are hereinafter referred to as the “Business Combination.”

The Merger Agreement provides that, promptly following the signing of the Merger Agreement, Nukkleus shall form a British Virgin Islands company and wholly owned subsidiary of Nukkleus (“Merger Sub”), and cause Merger Sub to join the Merger Agreement by executing a joinder to the Merger Agreement and to assume all of the rights and obligations of Merger Sub under the Merger Agreement. The Merger Agreement further provides that, subject to satisfaction of certain conditions, Merger Sub will merge with and into us, and each ordinary share of Merger Sub will be converted into one share of the surviving corporation, and our issued and outstanding shares immediately prior to the effective time of the Business Combination will be converted into the right to receive the Applicable Per Share Merger Consideration (as defined in the Merger Agreement).

On March 18, 2022, our shareholders approved an extension of the period of time we can consummate our initial business combination by a further four months, or until July 23, 2022. In connection with the extension, the Sponsor, deposited $634,594 into our trust account, representing $0.16 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension.

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

Redemption rights for public shareholders upon consummation of our initial business combination

We had until June 23, 2021 to consummate our initial business combination. However, because we anticipated that we would not be able to consummate our initial business combination by June 23, 2021, we, by resolution of our board as requested by our sponsor, extended the period of time to consummate a business combination three times, each by an additional three months until March 23, 2022. Additionally, on March 18, 2022, our shareholders approved an extension of the period of time we can consummate our initial business combination by a further four months, or until July 23, 2022. Our sponsor has timely deposited a total of $2,014,594 into our trust account to extend the deadline for us to consummate our initial business combination from June 23, 2021 to July 23, 2022.

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares of ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2021 was $10.46 per public share. Our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private units and any public shares, as applicable, they may hold in connection with the completion of our business combination.

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

In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until July 23, 2022.

Ability to Extend Time to Complete Business Combination

We initially had until June 23, 2021 to consummate our initial business combination. However, we have extended the period of time to consummate a business combination four times, until July 23, 2022, after the sponsor deposited additional funds totaling $2,014,594 into the trust account. Initially, pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, deposited into the trust account $460,000 ($0.10 per unit in either case) for each three month extension, and an aggregate of $1,380,000, or $0.30 per share, for the extension to March 23, 2022.

On March 18, 2022, our shareholders approved an amendment and restatement of our articles of association to extend the date by which we have to consummate a business combination from March 23, 2022 to July 23, 2022. In connection with the vote to amend and restate our articles of association, our shareholders elected to redeem an aggregate of 633,792 ordinary shares. Following such redemptions and the deposit of $634,594 as a contribution from our Sponsor, the amount of funds remaining in the trust account is approximately $41.5 million. Accordingly, following such redemptions and the deposit of the contribution, we have 5,477,208 ordinary shares issued and outstanding (1,511,000 of which are shares held by our initial shareholders and are not subject to redemption) and the pro rata portion of the funds available in the trust account is approximately $10.46 per public share.

Redemption of public shares and liquidation if no initial business combination

On June 22, 2021, our sponsor timely deposited $460,000 in our trust account, pursuant to the terms of our amended and restated memorandum and articles of association, and the trust agreement we entered into with Continental Stock Transfer & Trust Company, for us to extend our period of time to consummate our initial business combination by three months from June 23, 2021 until September 23, 2021.

On September 20, 2021, our sponsor timely deposited $460,000 in our trust account for us to extend our period of time to consummate our initial business combination by three months from September 23, 2021 until December 23, 2021. On December 20, 2021, our sponsor timely deposited $460,000 in our trust account for us to extend our period of time to consummate our initial business combination by three months from December 23, 2021 until March 23, 2022.

In connection with the extension, in connection with our shareholders approval of an extension of the period of time we can consummate our initial business combination by a further four months, or until July 23, 2022, our sponsor must deposit $634,594 into our trust account. The sponsor initially deposited $736,000 and $101,406 was returned to the Sponsor on March 28, 2022, due to the fact that the shareholders elected to redeem an aggregate of 633,792 shares in connection with the Special Meeting.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by July 23, 2022. We may not be able to consummate the planned Business Combination with Nukkleus, or find a suitable alternative target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by July 23, 2022, and our shareholders do not approve an amendment to our amended and restated articles of association to further extend the time period by which we may complete our initial business combination, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

The holders of our rights or warrants will not have any redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless in the event that we do not consummate our initial business combination by July 23, 2022, or decide to call the warrants for $0.01 per warrant, or force the exercise of those warrants as discussed in detail in this Report.

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

If we were to expend all of the net proceeds of our initial offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately$10.46. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than these per share amounts.

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

In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.46 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

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

In the event that the proceeds in the trust account are reduced below $10.30 per share (or up to $10.46 per share if the period by which we may consummate our initial business combination is extended as set forth above) and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.46 per share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we had access to approximately $283,403 not placed in the trust account with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by July 23, 2022, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 23, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. A shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

Employees

We currently have one officer, Dr. Peng Jiang, who is our Chief Executive Officer, Chief Financial Officer, Secretary and the Chairman of the board of directors. Dr. Jiang is not obligated to devote any specific number of hours to our matters but he devotes as much of their time as necessary to our affairs until we have completed our initial business combination. The amount of time he devotes in any time period may vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by July 23, 2022.

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

Item 1A. Risk Factors

As a smaller reporting company we are not required to make disclosures under this Item.

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

Holders

On March 30, 2022, there were twenty six holders of record of our ordinary shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 24, 2019 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2021, we had a net loss of $599,127, which consisted of operating costs of $670,916, and a decrease in fair value of derivative warrant liabilities of $67,155 and interest income on marketable securities held in the Trust Account of $4,634.

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

For the year ended December 31, 2021, cash used in operating activities was $430,914. Net loss of $599,127 was impacted by interest earned on marketable securities held in the Trust Account of $4,634, a decrease in fair value of derivative warrant liabilities of $67,155 and changes in operating assets and liabilities, which provided $240,004 of cash.

For the year ended December 31, 2021, cash used in investing activities was $1,380,000, due to the 1,380,000 of cash deposited into the trust account.

For the year ended December 31, 2021, cash provided by financing activities was $1,381,500, primarily due to the 1,381,000 of cash from promissory note to the Sponsor.

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $47,387,687. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $282,903 of cash held in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

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

We account for the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants has been estimated using a Binominal simulation model each measurement date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. We carried out an evaluation, under the supervision, and with the participation, of, our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding such required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021 because of a material weakness in the internal control over financial reporting related to the accounting for complex financial instruments related to the warrants and redeemable shares we issued in connection with its Initial Public Offering.

To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Dr. Peng Jiang (2)	37	Chairman, Chief Executive Officer and Chief Financial Officer

Yebo Shen (2)	54	Director

Zan Wu (1)	43	Director

Brian Ferrier (1)	73	Director

(1)	Serves as a Class I Director

(2)	Serves as a Class II Director

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

Yebo Shen — Mr. Shen has been our director since February 2022. Currently, Mr. Shen is an independent advisor. He served as an accountant for PricewaterhouseCoopers LLP from February 2018 to August 2019, and accountant for Ernst & Young LLP from February 2011 to December 2017, focusing on U.S. individual income tax compliance and consulting. He holds an M.B.A. from Pace University with a focus on Public Accounting, and studied Health Physics at University of Cincinnati. The Company believes Mr. Shen is well qualified to serve on the Board because of his extensive financial and accounting experience and education.

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

Brian Ferrier — Mr. Ferrier has been our director since February 2022. He has served as the President, Chief Executive Officer, and director of Howell Biopharma Ltd. since January 2017, and has more than 20 years of international business and marketing experience, and over 10 years of market research experience. He holds an M.B.A. and B.A. degrees from York University. The Company believes Mr. Ferrier is well qualified to serve on the Board because of his extensive knowledge and experience in international business and marketing.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Wu and Ferrier, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Dr. Jiang and Mr. Shen, will expire at the second annual meeting.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provides that our officers may consist of a chairman of the Board of Directors, a Chief Executive Officer, one or more vice- presidents, secretaries and treasurers and such other officers as may from time to time be considered necessary or expedient, and that any number of offices may be held by the same person.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Zan Wu, Yebo Shen and Brian Ferrier serve as members of our audit committee. Mr. Zan Wu serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Zan Wu, Yebo Shen and Brian Ferrier are independent.

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

Nominating Committee

We have established a nominating committee of the board of directors. Messrs. Zan Wu, Yebo Shen and Brian Ferrier serve as members of our nominating committee, each of whom is an independent director under Nasdaq’s listing standards. Mr. Mitchell Cariaga serves as chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Compensation Committee

Subject to the requirement of law or the NASDAQ market rules, we have established a compensation committee of the board of directors. Messrs. Zan Wu, Yebo Shen and Brian Ferrier. Mr. Yebo Shen serve as chairman of the compensation committee. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

After the completion of our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2022  based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

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

	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Name and Address of Beneficial Owner
Dr. Peng Jiang(1)	—	—
Zan Wu(1)	2,000	*
Brian Ferrier(1)	—	—
Yebo Shen(1)	—	—
All directors and executive officers as a group (four individuals)	2,000	*
Five Percent Holders Brilliant:
Nisun Investment Holding Limited(1)(2)	1,265,001	20.7%
Karpus Investment Management(3)	394,114	6.45%
Mizuho Financial Group, Inc.(4)	459,116	7.51%
Hudson Bay Capital Management LP(5)	395,450	6.47%
Feis Equities LLC(6)	584,332	9.56%

*	Less than 1%.

(1)	The business address of each of the individual directors and Nisun Investment Holding Limited is 99 Dan Ba Road, C-9 Putuo District, Shanghai, Peoples Republic of China 200062.

(2)	Bodang Liu, the ultimate natural beneficial owner of Nisun Investment Holding Limited, has ultimate voting and dispositive power over the shares held by such entity and therefore may be deemed to be the ultimate beneficial owner of the securities held by such entity.

(3)

Based on a Schedule 13G filed on February 14, 2022, these shares are owned by accounts managed by Karpus Investment Management (“Karpus). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The address of the business office of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(4)

Based on a Schedule 13G filed on February 14, 2022, these shares are owned by Mizuho Financial Group, Inc., a company whose securities are listed on the Tokyo Stock Exchange (TSE: 8411) and the New York Stock Exchange (NYSE: MFG). The address of the business office of the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(5)

Based on a Schedule 13G filed on February 8, 2022, these shares are owned by Hudson Bay Capital Management LP (the “Investment Manager”) and Mr. Sander Gerber. The Investment Manager serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities are held. As such, the Investment Manager may be deemed to be the beneficial owner of all ordinary shares held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Mr. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The address of the business office of each of the Reporting Persons is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(6)	Based on a Schedule 13G filed on January 10, 2022, these shares are owned by Feis Equities LLC and Mr. Lawrence M. Feis. Mr. Feis has voting and dispositive power over the shares owned by Feis Equities LLC. The address of the business office of each of the Reporting Persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

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

On June 21, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note II), pursuant to which we could borrow up to an aggregate principal amount of $460,000, of which $460,000 was outstanding under the Promissory Note II as of December 31. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of our initial business combination. On October 1, 2021, the Promissory Note was amended such that it is due and payable on the date on which we consummate our initial business combination and was made effective as of October 1, 2021.

On September 21, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note III), pursuant to which we could borrow up to an aggregate principal amount of $461,000, of which $461,000 was outstanding under the Promissory Note II as of December 31, 2021. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

On December 22 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note IV), pursuant to which we could borrow up to an aggregate principal amount of $460,000, of which $460,000 was outstanding under the Promissory Note IV as of December 31, 2021. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

On March 20, 2022, we issued an unsecured promissory note to our sponsor (the Promissory Note V), pursuant to which we borrowed an aggregate principal amount of $634,594. The sponsor initially deposited $736,000 on March 18, 2022 and $101,406 was returned to the Sponsor on March 28, 2022 due to the fact that the shareholders elected to redeem an aggregate of 633,792 shares in connection with the Special Meeting. As of the date of this report, $634,594 was outstanding under the Promissory Note V. The note is non-interest bearing and payable on the date on which we consummate our initial business combination.

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

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Messrs. Zan Wu, Brian Ferrier and Yebo Shen are our independent directors. Our independent directors have regularly scheduled meetings and at which only independent directors are present.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees charged by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and 2020 totaled $47,380 and $19,189, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum BP in connection with regulatory filings. The aggregate fees charged by Marcum BP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and 2020 totaled $30,900 and $41,200, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum or Marcum BP for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and 2020.

Tax Fees. We did not pay Marcum or Marcum BP for tax planning and tax advice for the year ended December 31, 2021 and 2020.

All Other Fees. We did not pay Marcum or Marcum BP for other services for the year ended December 31, 2021 and 2020.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained free of charge from the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

3.1	Second Amended and Restated Memorandum and Articles of Association(1)
3.2	Amended and Restated Articles of Amendment(2)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Ordinary Shares Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
4.4	Specimen Right Certificate.(3)
4.5	Warrant Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent.(1)
4.6	Rights Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company.(1)
4.7	Description of Registrant’s Securities(4)
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the sponsor, directors and officers of the Registrant.(3)
10.2	Investment Management Trust Agreement, June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Trustee.(1)
10.4	Registration Rights Agreement, dated June 23, 2020, by and among the Company, Nisun Investment Holding Limited and the investors party thereto.(3)
14	Code of Ethics(3)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 29, 2020 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2022 and incorporated by reference herein.

(3)	Incorporated by reference to the Registrant’s Amended Registration Statement on Form S-1/A (SEC File No. 333-237153).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on October 23, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIANT ACQUISITION CORPORATION

Date: March 31, 2022	/s/ Peng Jiang
	Name:	Peng Jiang
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peng Jiang	Chairman, Chief Executive Officer	March 31, 2022
Peng Jiang	And Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Brian Ferrier	Director	March 31, 2022
Brian Ferrier

/s/ Zan Wu	Director	March 31, 2022
Zan Wu

/s/ Yebo Shen	Director	March 31, 2022
Yebo Shen

BRILLIANT ACQUISITION CORPORATION

New York Office 7 Penn Plaza, Suite 830 New York, NY 10001 T 212.279.7900

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Brilliant Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Brilliant Acquisition Corporation (the “Company”) as of December 31, 2021 and December 31, 2020, the related statements of operations, change in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 23, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York

March 31, 2022

PCAOB ID. 5395

BRILLIANT ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets – cash	$283,403	$712,817
Prepaid expenses and other current assets	-	14,600
Marketable securities held in Trust Account	47,387,687	46,003,053
Total Current Assets	47,671,090	46,730,470
Total Assets	$47,671,090	$46,730,470

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$309,597	$25,943
Accrued offering costs	-	58,252
Due to related party	500	-
Promissory note – related party	1,624,833	243,833
Total Current Liabilities	1,934,930	328,028
Derivative warrant liabilities	180,479	247,634
Total Liabilities	2,115,409	575,662

Commitments

Ordinary shares subject to possible redemption, 4,600,000 shares at redemption value of $10	46,007,687	46,000,000

Shareholders’ Equity (Deficit)
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 1,511,000 and 1,511,000 shares issued and outstanding (excluding 4,600,000 shares subject to possible redemption) as of December 31, 2021 and 2020	3,880,288	3,880,288
Accumulated deficit	(4,332,294)	(3,725,480)
Total Shareholders’ Equity (Deficit)	(452,006)	154,808
Total Liabilities, and Shareholders’ Equity (Deficit)	$47,671,090	$46,730,470

The accompanying notes are an integral part of these financial statements.

BRILLIANT ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2021	Year ended December 31, 2020
Operating costs	$670,916	$148,010
Loss from operations	(670,916)	(148,010)

Other income (loss):
Changes in fair value of derivative warrant liabilities	67,155	(172,787)
Interest income	4,634	3,060
Total other income (loss)	71,789	(169,727)

Net loss	$(599,127)	$(317,737)

Weighted average shares outstanding, basic and diluted	6,111,000	3,697,454

Basic and diluted net loss per ordinary share	$(0.10)	$(0.09)

The accompanying notes are an integral part of these financial statements.

BRILLIANT ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity (Deficit)

Balance – January 1, 2020	1,150,000	$25,000	$(20,664)	$4,336

Sale of 4,600,000 Units, net of underwriting discounts and offering expenses	4,600,000	43,930,846	—	43,930,846

Sale of 261,000 Private Units	261,000	2,610,000	—	2,610,000

Issuance of Representative Shares	100,000	2,210	—	2,210

Ordinary shares subject to possible redemption	(4,600,000)	(42,612,921)	(3,387,079)	(46,000,000)

Excess of cash received over fair value of private warrants	—	(74,847)	—	(74,847)

Net loss	—	—	(317,737)	(317,737)

Balance – December 31, 2020	1,511,000	$3,880,288	$(3,725,480)	$154,808

Changes in value of ordinary shares subject to redemption			(7,687)	(7,687)

Net loss	—	—	(599,127)	(599,127)

Balance – December 31, 2021	1,511,000	$3,880,288	$(4,332,294)	$(452,006)

The accompanying notes are an integral part of these financial statements.

BRILLIANT ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(599,127)	$(317,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative warrant liabilities	(67,155)	172,787
Interest earned on marketable securities held in Trust Account	(4,634)	(3,060)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,600)	(14,590)
Accounts payable and accrued expenses	225,402	25,523
Net cash used in operating activities	(430,914)	(137,077)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,380,000)	(46,000,000)
Net cash used in investing activities	(1,380,000)	(46,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary share, net of underwriting discounts paid	-	44,390,000
Proceeds from sale Private Units	-	2,610,000
Payment of offering costs	-	(239,805)
Advanced from related party	500	-
Proceeds from promissory note – related parties	1,381,000	62,000
Net cash provided by financing activities	1,381,500	46,822,195

Net Change in Cash	(429,414)	685,118
Cash – Beginning	712,817	27,699
Cash – Ending	$283,403	$712,817

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$-	$58,252
Initial classification of ordinary shares subject to possible redemption	$-	$42,612,921
Change in value of ordinary shares subject to possible redemption	$7,687	$3,387,079
Issuance of Representative Shares	$-	$2,210

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

At December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income earned from investing the proceeds derived from the Initial Public Offering that have been placed in a trust account as described below.

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

Transaction costs amounted to $2,069,154 consisting of $1,610,000 of underwriting fees and $459,154 of other offering costs. In addition, at December 31, 2021, cash of $282,903 was held outside of the Trust Account (as defined above) and is available for the payment of offering costs and for working capital purposes.

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

The Company had 12 months from the closing of its Initial Public Offering (or until June 25, 2021) to consummate a Business Combination. However, if the Company is not able to consummate a Business Combination by June 25, 2021, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $460,000 or $0.10 per Unit, up to an aggregate of $1,380,000, or $0.30 per Unit, on or prior to the date of the applicable deadline, for each three months extension. As of the date of this report, the Company was not able to consummate a Business Combination, and extended the period time to consummate a Business Combination four times. Accordingly, the Sponsor made the first deposit of $460,000 on June 22, 2021, the second deposit of $460,000 on September 20, 2021, the third deposit of $460,000 on December 23, 2021 to extend the period of time to consummate its initial business combination by total 13 months from June 25, 2021 until March 23, 2022. On March 18, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination by a further four months, or until July 23, 2022. In connection with the extension, the Sponsor deposited a net amount of $634,594 into the trust account, representing $0.16 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. The sponsor initially deposited $736,000 and $101,406 was returned to the Sponsor on March 28, 2022 due to the fact that the shareholders elected to redeem an aggregate of 633,792 shares in connection with the Special Meeting.

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

Going Concern and Management’s Plan

As of December 31, 2021, the Company had $282,903 cash held in its operating bank account, $47,387,687 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $1,651,528. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or July 23, 2022, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by shareholders).

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $283,403 in cash and non-cash equivalents and $282,903 cash held in its operating bank account as of December 31, 2021. The Company had $712,817 in cash and non-cash equivalents and all held in its operating bank account as of December 31, 2020.

Marketable securities held in Trust Account

As of December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills. The Company had $47,387,687 and 46,003,053 in Marketable securities held in the Trust Account as of December 31, 2021and 2020 respectively.

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

The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of December 31, 2021 and 2020, 4,600,000 shares of Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

For the year ended December 31, 2021 and 2020, the ordinary shares reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$46,000,000
Less: proceeds allocated to public warrants	(1,380,000)
Less: ordinary share issuance costs	(2,007,079)
Add: Accretion of carrying value to redemption value	3,387,079
Ordinary shares subject to possible redemption as of December 31, 2020	$46,000,000

Add: Accretion of carrying value to redemption value	7,687
Ordinary shares subject to possible redemption as of December 31, 2021	46,007,687

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	Years Ended December 31,
	2021	2020
Net loss	$(599,127)	$(317,737)
Weighted average shares outstanding, basic and diluted	6,111,000	3,697,454
Basic and diluted net loss per ordinary share	$(0.10)	$(0.09)

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

Promissory Note – Related Party and Due to Related Party

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $460,000 ($0.10 per Unit), up to an aggregate of $1,380,000 or $0.30 per Unit, on or prior to the date of the applicable deadline, for each three months extension. Any such payments would be made in the form of a loan. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

On June 21, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note II), pursuant to which we could borrow up to an aggregate principal amount of $460,000. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of our initial business combination. On October 1, 2021, the Promissory Note was amended such that it is due and payable on the date on which we consummate our initial business combination and was made effective as of October 1, 2021. The amount of $460,000 was outstanding under the Promissory Note II as of December 31, 2021

On September 21, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note III), pursuant to which we could borrow up to an aggregate principal amount of $461,000, of which $461,000 was outstanding under the Promissory Note III as of December 31, 2021. The $460,000 was borrowed for the three months extension deposit until December 23, 2021 and the other $1,000 was borrowed for the trust account management expense. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

On December 23, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note IV), pursuant to which we could borrow up to an aggregate principal amount of $460,000. We borrowed $460,500 in total, including the $460,000 under the Promissory Note IV for the three months extension deposit until March 23, 2022 and $500 due to related party for the trust account management expense. The amount of $460,000 was outstanding under the Promissory Note IV as of December 31, 2021. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

On March 20, 2022, we issued an unsecured promissory note to our sponsor (the Promissory Note V), pursuant to which we could borrow up to an aggregate principal amount of $634,594. The sponsor initially deposited $736,000 on March 18, 2022, and $101,406 was returned to the sponsor on March 28 ,2022 due to the fact that the Company’s shareholders elected to redeem an aggregate of 633,792 shares in connection with the Special Meeting. As of the date of the issuance of this report, $634,594 was outstanding under the Promissory Note V. The note is non-interest bearing and payable on the date on which we consummate our initial business combination.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — On June 26, 2020, the Company amended its Amended and Restated Memorandum and Articles of Association such that it is authorized to issue an unlimited number of ordinary shares, with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 1,511,000 shares of ordinary shares issued and outstanding, excluding 4,600,000 ordinary shares subject to possible redemption.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2021 and 2020, the Company had 261,000 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly, the fair value of the Private Warrants was classified from Level 1 measurement to Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value of held to maturity securities as follows.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

	Level	December 31, 2021	December 31, 2020
Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$47,387,687	$46,003,053

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$180,479	$247,634

The fair value of the Private Warrants was estimated using Binomial model for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021, and 2020, on the statements of operations, the Company recognized a decrease of $67,155 and an increase of $172,787 in the fair value of warrant liabilities presented respectively, as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	December 31, 2021	December 31, 2020
Volatility	10.50%	15.50%
Share price	10.20	10.14
Expected life of the warrants to convert	5.56	5.50
Risk free rate	1.37%	1.14%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the years ended December 31, 2021 and 2020 was as below:

Derivative warrant liabilities as of December 31, 2019	$-
Issuance of Private Warrants	74,847
Change in fair value of derivative warrant liabilities	172,787
Derivative Warrant Liabilities as of December 31, 2020	$247,634

Derivative Warrant Liabilities as of December 31, 2020	$247,634
Change in fair value of derivative warrant liabilities	(67,155)
Derivative Warrant Liabilities as of December 31, 2021	$180,479

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11. SUBSEQUENT EVENTS

Change of Directors

On February 15, 2022, Mitchell Cariaga notified the Company that he is resigning from the Board of Directors (the “Board”) effective on that date. Prior to his resignation, Mr. Cariaga served as a member of the Audit Committee and the Compensation Committee, and as chair of the Nominating Committee. On February 18, 2022, Xiaoying Sun notified the Company that she is resigning from the Board effective on that date. Prior to her resignation, Ms. Sun served as a member of the Audit Committee and Nominating Committee and chair of the Compensation Committee.

On February 24, 2022, the Board appointed Brian Ferrier and Yebo Shen to fill a vacancy on, and serve as members of, the Board, with immediate effect, until such time as he resigns or is removed and his successor appointed. There is no arrangement or understanding between Mr. Ferrier, Mr. Shen and the Company or any other person pursuant to which he was elected as a director. Mr. Ferrier will serve as a member of the Audit Committee and the Compensation Committee, and as chair of the Nominating Committee. Mr. Shen will serve as a member of the Audit Committee and the Nominating Committee and Chair of the Compensation Committee of the Board.

Business Combination

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Nukkleus Inc., a Delaware corporation (“Nukkleus”). Upon consummation of the transactions contemplated by the Merger Agreement, Nukkleus would become the Nasdaq-listed parent company of Brilliant (“PubCo”), with former Nukkleus stockholders owning approximately 66% and former shareholders owning approximately 34% of the ordinary shares of PubCo issued and outstanding immediately after closing (the “PubCo Shares”), assuming no redemptions from Brilliant’s trust account.

The transactions contemplated by the Merger Agreement, are hereinafter referred to as the “Business Combination.” The Merger Agreement and the transactions contemplated thereby have been approved by the boards of directors of each of Brilliant and Nukkleus.

Extension of the period of time to consummate its initial business combination

On March 18, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination by a further four months, or until July 23, 2022. In connection with the extension, the Sponsor deposited a net amount of $634,594 into the trust account, representing $0.16 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. The sponsor initially deposited $736,000 on March 18, 2022 and $101,406 was returned to the Sponsor on March 28, 2022 due to the fact that the shareholders elected to redeem an aggregate of 633,792 shares in connection with the Special Meeting on March 18, 2022.