Form 10-Q
period 2022-03-31
Brilliant Acquisition Corp
filed 2022-05-16
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 5,477,208 ordinary shares, no par value, of the registrant issued and outstanding.

BRILLIANT ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

BRILLIANT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets – cash	$154,255	$283,403
Prepaid expenses and other current assets	154,450	-
Marketable securities held in Trust Account	41,496,970	47,387,687
Total Current Assets	41,806,675	47,671,090
Total Assets	$41,806,675	$47,671,090

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$234,070	$309,597
Due to related party	570,600	500
Promissory note – related party	2,259,427	1,624,833
Total Current Liabilities	3,064,097	1,934,930
Derivative warrant liabilities	175,438	180,479
Total Liabilities	3,239,535	2,115,409

Commitments

Ordinary shares subject to possible redemption, 3,966,208 and 4,600,000 shares as of March 31, 2022 and December 31, 2021, respectively	39,482,376	46,007,687

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 1,511,000 and 1,511,000 shares issued and outstanding (excluding 3,966,208 and 4,600,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021,respectively	3,880,288	3,880,288
Accumulated deficit	(4,796,524)	(4,332,294)
Total Shareholders’ Deficit	(915,236)	(452,006)
Total Liabilities, and Shareholders’ Deficit	$41,806,675	$47,671,090

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
Operating costs	$469,271	$78,411
Loss from operations	(469,271)	(78,411)

Other income:
Changes in fair value of derivative warrant liabilities	5,041	56,901
Interest income	3,948	1,137
Total other income	8,989	58,038

Net loss	$(460,282)	$(20,373)

Weighted average shares outstanding, basic and diluted	6,040,579	6,111,000

Basic and diluted net loss per ordinary share	$(0.08)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity (Deficit)

Balance – January 1, 2021 (audited)	1,511,000	$3,880,288	$(3,725,480)	$154,808

Net loss	—	—	(20,373)	(20,373)

Balance – March 31, 2021 (unaudited)	1,511,000	$3,880,288	$(3,745,853)	$134,435

Balance – January 1, 2022 (audited)	1,511,000	$3,880,288	$(4,332,294)	$(452,006)

Change in value of ordinary shares subject to possible redemption	-	-	(3,948)	(3,948)

Net loss	-	-	(460,282)	(460,282)

Balance – March 31, 2022 (unaudited)	1,511,000	$3,880,288	$(4,796,524)	$(916,236)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(460,282)	$(20,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative warrant liabilities	(5,041)	(56,901)
Interest earned on marketable securities held in Trust Account	(3,948)	(1,137)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(154,450)	(13,953)
Accounts payable and accrued expenses	(75,527)	6,500
Net cash used in operating activities	(699,248)	(85,864)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(634,594)	-
Disbursement of cash from Trust Account	6,529,259	-
Net cash used in investing activities	5,894,665	-

Cash Flows from Financing Activities:
Advance from related party	570,100	-
Proceeds from promissory note – related parties	634,594	-
Repayment of redemption of 633,792 shares	(6,529,259)	-
Net cash (used in) provided by financing activities	(5,324,565)	-

Net Change in Cash	(129,148)	(85,864)
Cash – Beginning	283,403	712,817
Cash – Ending	$154,255	$626,953

Supplemental Non-cash disclosure of cash flow information:
Change in value of ordinary shares subject to possible redemption	3,948	1,137

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

At March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income earned from investing the proceeds derived from the Initial Public Offering that have been placed in a trust account as described below.

The registration statement for the Company’s Initial Public Offering was declared effective on June 23, 2020. On June 26, 2020, the Company consummated the Initial Public Offering of 4,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $40,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 240,000 Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, Nisun Investment Holding Limited (the “Sponsor”), generating gross proceeds of $2,400,000, which is described in Note 4.

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

Transaction costs amounted to $2,069,154 consisting of $1,610,000 of underwriting fees and $459,154 of other offering costs. In addition, on March 31, 2022, cash of $154,255 was held outside of the Trust Account (as defined above) and is available for the payment of offering costs and for working capital purposes.

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

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, but increased to an additional approximately $0.46 per Unit in connection with extensions of the period of time in which the Company may consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination.

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

Prior to the amendment and restatement of the Articles of Association, the Company had 12 months from the closing of its Initial Public Offering (or until June 25, 2021) to consummate a Business Combination. However, if the Company was not able to consummate a Business Combination by June 25, 2021, the Company could extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees were required to deposit into the Trust Account $460,000 or $0.10 per Unit, up to an aggregate of $1,380,000, or $0.30 per Unit, on or prior to the date of the applicable deadline, for each three months Special Meeting As of the date of this report, the Company was not able to consummate a Business Combination, and extended the period time to consummate a Business Combination four times. Accordingly, the Sponsor made the first deposit of $460,000 on June 22, 2021, the second deposit of $460,000 on September 20, 2021, the third deposit of $460,000 on December 23, 2021 to extend the period of time to consummate its initial business combination by total 13 months from June 25, 2021 until March 23, 2022. On March 18, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination by a further four months, or until July 23, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 633,792 ordinary shares. As a result, an aggregated of $6,529,259 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. The Sponsor deposited a net amount of $634,594 into the trust account, representing $0.16 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. The sponsor initially deposited $736,000 and $101,406 was returned to the Sponsor on March 28, 2022 due to the fact that the shareholders elected to redeem an aggregate of 633,792 shares in connection with the Special Meeting.

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

Going Concern and Management’s Plan

As of March 31, 2022, the Company had $154,255 cash held in its operating bank account, $41,496,970 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $2,755,392. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Proposed Business Combination - Nukkleus Inc.

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Nukkleus Inc., a Delaware corporation (“Nukkleus”). Upon consummation of the transactions contemplated by the Merger Agreement, Nukkleus would become the parent company of Brilliant (“PubCo”), with Nukkleus stockholders owning approximately 66% and former shareholders of the Company owning approximately 34% of the shares of PubCo issued and outstanding immediately after closing (the “PubCo Shares”), assuming no redemptions from Brilliant’s trust account.

The transactions contemplated by the Merger Agreement, are hereinafter referred to as the “Business Combination.” The Merger Agreement and the transactions contemplated thereby have been approved by the boards of directors of each of Brilliant and Nukkleus.

BRILLIANT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited consolidated financial statements included in the aforementioned Form 10-K. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

BRILLIANT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $154,255 in cash and non-cash equivalents and all held in its operating bank account as of March 31, 2022. The Company had $283,403 in cash and non-cash equivalents and $282,903 held in its operating bank account as of December 31, 2021.

Marketable securities held in Trust Account

As of March 31, 2022 and December 31, 2021 substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills. The Company had $41,496,970 and 47,387,687 in Marketable securities held in the Trust Account as of March 31, 2022 and December 31, 2021, respectively.

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

The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. on March 28, 2022, an aggregate of 633,792 shares were redeemed in connection with the Special Meeting. Accordingly, 3,966,208 and 4,600,000 shares of Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet as of March 31, 2022 and December 31, 2021, respectively.

The Public Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid in capital, or in the absence of additional capital, in accumulated deficit. For the three months ended March 31, 2022 and 2021, the Company did not record an accretion in accumulated deficit.

As of March 31, 2022 and December 31, 2021, the ordinary shares reflected in the balance sheets is reconciled in the following table:

Ordinary shares subject to possible redemption as of January 1, 2021	$46,000,000
Add: Accretion of carrying value to redemption value	7,687
Ordinary shares subject to possible redemption as of December 31,2021	$46,007,687

Less: redemption of 633,792 shares	(6,529,259)
Add: Accretion of carrying value to redemption value	3,948
Ordinary shares subject to possible redemption as of March 31, 2022	39,482,376

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	Three Months Ended March 31,
	2022	2021
Net loss	$(460,282)	$(20,373)
Weighted average shares outstanding, basic and diluted	6,040,579	6,111,000
Basic and diluted net loss per ordinary share	$(0.08)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature except for derivative warrant liabilities.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 240,000 Private Units at a price of $10.00 per Private Unit, or $2,400,000, from the Company in a private placement. As a result of the underwriters’ election to fully exercise their over-allotment option on June 30, 2020, the Sponsor purchased an additional 21,000 Private Units, at a purchase price of $10.00 per Private Unit, for an aggregate purchase price of $210,000. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 8. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants and private rights will expire worthless.

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

The initial shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, , or earlier, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

BRILLIANT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

As discussed in Note 1, prior to the amendment and restatement of the Articles of Association, the Company could extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees were required to deposit into the Trust Account $460,000 ($0.10 per Unit), up to an aggregate of $1,380,000 or $0.30 per Unit, on or prior to the date of the applicable deadline, for each three months extension. Any such payments would be made in the form of a loan. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

On June 21, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note II), pursuant to which we could borrow up to an aggregate principal amount of $460,000. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of our initial business combination. On October 1, 2021, the Promissory Note was amended such that it is due and payable on the date on which we consummate our initial business combination and was made effective as of October 1, 2021. The amount of $460,000 was outstanding under the Promissory Note II as of March 31, 2022.

On September 21, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note III), pursuant to which we could borrow up to an aggregate principal amount of $461,000, of which $461,000 was outstanding under the Promissory Note III as of March 31, 2022. The $460,000 was borrowed for the three months extension deposit until December 23, 2021 and the other $1,000 was borrowed for the trust account management expense. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

On December 23, 2021, we issued an unsecured promissory note to our sponsor (the Promissory Note IV), pursuant to which we could borrow up to an aggregate principal amount of $460,000. We borrowed $460,500 in total, including the $460,000 under the Promissory Note IV for the three months extension deposit until March 23, 2022 and $500 due to related party for the trust account management expense. The amount of $460,000 was outstanding under the Promissory Note IV as of March 31, 2022. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

On March 20, 2022, we issued an unsecured promissory note to our sponsor (the Promissory Note V), pursuant to which we could borrow up to an aggregate principal amount of $634,594. The sponsor initially deposited $736,000 on March 18, 2022, and $101,406 was returned to the sponsor on March 28, 2022 due to the fact that the Company’s shareholders elected to redeem an aggregate of 633,792 shares in connection with the Special Meeting. As of the date of the issuance of this report, $634,594 was outstanding under the Promissory Note V. The note is non-interest bearing and payable on the date on which we consummate our initial business combination.

Advance from related party

As of March 31, 2022, the Sponsor advanced $570,600 to the Company for working capital purposes. For the three months ended March 31, 2022, the Company borrowed $570,100 to pay for operating costs and expenses related to the Business Combinationn.

BRILLIANT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BRILLIANT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — On June 26, 2020, the Company amended its Amended and Restated Memorandum and Articles of Association such that it is authorized to issue an unlimited number of ordinary shares, with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. On March 31, 2022 and December 31, 2021, there were 1,511,000 and 1,511,000 shares of ordinary shares issued and outstanding, excluding 3,966,208 and 4,600,000 ordinary shares subject to possible redemption, respectively.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company had 261,000 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly, the fair value of the Private Warrants was classified from Level 1 measurement to Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value of held to maturity securities as follows.

BRILLIANT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (CONTINUED)

	Level	March 31, 2022	December 31, 2021
Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$41,496,970	$47,387,687

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$175,438	$180,479

The fair value of the Private Warrants was estimated using Binomial model for the three months ended March 31, 2022 and three months March 31, 2021, respectively. For the three months ended March 31, 2022 and 2021 on the statements of operations, the Company recognized a decrease of $5,041 and $56,901 in the fair value of warrant liabilities presented respectively, as change in fair value of derivative warrant liabilities on the accompanying statement of operations. For the three months ended March 31, 2022, and 2021 on the statements of operations, the Company recognized a decrease of $5,041 and $56,901 in the fair value of warrant liabilities presented respectively, as change in fair value of derivative warrant liabilities on the accompanying statement of operations, respectively.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	March 31, 2022	December 31, 2021
Volatility	8.15%	10.50%
Share price	10.35	10.20
Expected life of the warrants to convert	5.31	5.56
Risk free rate	2.47%	1.37%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2022 and 2021 were as below

Derivative Warrant Liabilities as of December 31, 2020	$247,634
Change in fair value of derivative warrant liabilities	(56,901)
Derivative Warrant Liabilities as of March 31, 2021	$190,733

Derivative Warrant Liabilities as of December 31, 2021	$180,479
Change in fair value of derivative warrant liabilities	(5,041)
Derivative Warrant Liabilities as of March 31, 2022	$175,438

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

Recent Developments

On February 22, 2022, the Company entered into the “Merger Agreement” with Nukkleus Inc., a Delaware corporation (“Nukkleus”). Upon consummation of the transactions contemplated by the Merger Agreement, Nukkleus would become the Company’s Nasdaq-listed parent company, with former Nukkleus stockholders owning approximately 66% and former Brilliant shareholders owning approximately 34% of the ordinary shares of the post business combination company’s issued and outstanding immediately after closing, assuming no redemptions from our trust account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 24, 2019 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period ended March 31, 2022, we had a net loss of $460,282, which consisted of operating costs of $469,271, and a decrease in fair value of derivative warrant liabilities of $5,041 and interest income on marketable securities held in the Trust Account of $3,948.

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

For the period ended March 31, 2022, cash used in operating activities was $699,248. Net loss of $460,282 was impacted by interest earned on marketable securities held in the Trust Account of $3,948, a decrease in fair value of derivative warrant liabilities of $5,041 and changes in operating assets and liabilities, which used $229,977 of cash.

For the period ended March 31, 2022, cash provided by investing activities was $5,894,665, due to the 6,529,259 of proceeds from sale of investment in trust account, against $634,594 of cash invested in trust account.

For the period ended March 31, 2022, cash used in financing activities was $5,324,565, primarily due to the $6,529,259 of cash used to repayment of redemption of 633,792 shares, against $634,594 of cash from promissory note to the Sponsor and $570,100 of cash advanced from the Sponsor.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $41,496,970. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had $154,255 of cash held in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

As of March 31, 2022, we had $154,255 of cash in our operating bank account, a working capital deficit balance of $2,755,392, and less than twelve months to complete a business combination. No assurances can be given that the Company will complete a business combination before July 23, 2022, the Company’s liquidation date, or through twelve months following the issuance of this report.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an additional extension of the deadline or complete a business combination by July 23, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 23, 2022. The Company intends to complete a business combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. In connection with the reclassification of private warrants and redeemable shares, the our management, including principal executive and financial officers, have evaluated the effectiveness of the internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of March 31, 2022 because of a material weakness in the internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants and redeemable shares we issued in connection with its Initial Public Offering.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sale of Unregistered Securities

None.

Use of Proceeds

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Related Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of February 22, 2022, by and among Nukkleus Inc. and Brilliant Acquisition Corporation.(1)
3.1	Second Amended and Restated Memorandum and Articles of Association(2)
3.2	Amended and Restated Articles of Amendment(3)
10.1	Form of Support Agreement, dated as of February 22, 2022, among Brilliant Acquisition Corporation and the investors party thereto.(1)
10.2	Form of Lock-Up Agreement.(1)
10.3	Form of Registration Rights Agreement.(1)
10.4	Promissory Note, dated March 20, 2022. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 23, 2022 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 26, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2022 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIANT ACQUISITION CORPORATION

Date: May 16, 2022	/s/ Peng Jiang
	Name:	Peng Jiang
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)