Form 10-Q
period 2022-09-30
Brilliant Acquisition Corp
filed 2022-11-14
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 2,075,936 ordinary shares, no par value, of the registrant issued and outstanding.

BRILLIANT ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I — FINANCIAL INFORMATION

BRILLIANT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets – cash	$31,202,110	$283,403
Prepaid expenses and other current assets	51,976	-
Marketable securities held in Trust Account	-	47,387,687
Total Current Assets	31,254,086	47,671,090
Total Assets	$31,254,086	$47,671,090

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$336,842	$309,597
Due to related party	870,600	500
Promissory note – related party	2,612,427	1,624,833
Total Current Liabilities	3,819,869	1,934,930
Derivative warrant liabilities	225,280	180,479
Total Liabilities	4,045,149	2,115,409

Commitments

Ordinary shares subject to possible redemption, 2,940,927 and 4,600,000 shares as of September 30, 2022 and December 31, 2021, respectively	31,168,066	47,387,687

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 1,511,000 and 1,511,000 shares issued and outstanding (excluding 2,940,927 and 4,600,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	3,880,288	3,880,288
Accumulated deficit	(7,839,417)	(5,712,294)
Total Shareholders’ Deficit	(3,959,129)	(1,832,006)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$31,254,086	$47,671,090

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating costs	$480,867	$153,337	$1,094,728	$260,315
Loss from operations	(480,867)	(153,337)	(1,094,728)	(260,315)

Other income:
Changes in fair value of derivative warrant liabilities	(106,184)	27,549	(44,801)	90,517
Interest income	8,298	1,177	64,950	3,469
Total other income	(97,886)	28,726	20,149	93,986

Net loss	$(578,753)	$(124,611)	$(1,074,579)	$(166,329)

Weighted average shares outstanding, basic and diluted	4,539,123	6,111,000	5,342,708	6,111,000

Basic and diluted net loss per ordinary share	$(0.13)	$(0.02)	$(0.20)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity (Deficit)

Balance – January 1, 2021 (audited)	1,511,000	$3,880,288	$(3,725,480)	$154,808

Net loss	-	-	(20,373)	(20,373)

Balance – March 31, 2021 (unaudited)	1,511,000	$3,880,288	$(3,745,853)	$134,435

Net loss	-	-	(21,345)	(21,345)

Reclassification of temporary equity	-	-	(460,000)	(460,000)

Balance – June 30, 2021 (unaudited)	1,511,000	$3,880,288	$(4,227,198)	$(346,910)

Net loss	-	-	(124,611)	(124,611)

Reclassification of temporary equity	-	-	(460,000)	(460,000)

Balance – September 30, 2021 (unaudited)	1,511,000	$3,880,288	$(4,811,809)	$(931,521)

Balance – January 1, 2022 (audited)	1,511,000	$3,880,288	$(5,712,294)	$(1,832,006)

Net loss	-	-	(460,282)	(460,282)

Reclassification of temporary equity	-	-	(634,594)	(634,594)

Change in value of ordinary shares subject to possible redemption	-	-	(3,948)	(3,948)

Balance – March 31, 2022 (unaudited)	1,511,000	$3,880,288	$(6,811,118)	$(2,930,830)

Net loss	-	-	(35,544)	(35,544)

Change in value of ordinary shares subject to possible redemption	-	-	(52,704)	(52,704)

Balance – June 30, 2022 (unaudited)	1,511,000	$3,880,288	$(6,899,366)	$(3,019,078)

Net loss	-	-	(578,753)	(578,753)

Reclassification of temporary equity	-	-	(353,000)	(353,000)

Change in value of ordinary shares subject to possible redemption	-	-	(8,298)	(8,298)

Balance – September 30, 2022 (unaudited)	1,511,000	$3,880,288	$(7,839,417)	$(3,959,129)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,074,579)	$(166,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative warrant liabilities	44,801	(90,517)
Interest earned on marketable securities held in Trust Account	-	(3,469)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,976)	(6,637)
Accounts payable and accrued expenses	27,245	58,497
Net cash used in operating activities	(1,054,509)	(208,455)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	-
Proceeds from sale of investment of cash in Trust Account	47,387,687	-
Net cash provided by investing activities	47,387,687	-

Cash Flows from Financing Activities:
Advance from related party	987,594	-
Proceeds from promissory note – related parties	870,100	-
Repayment of redemption of ordinary shares	(17,272,165)	-
Net cash used in financing activities	(15,414,471)	-

Net Change in Cash	30,918,707	(208,455)
Cash – Beginning	283,403	712,817
Cash – Ending	$31,202,110	$504,362

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income earned from investing the proceeds derived from the Initial Public Offering that have been placed in a Trust Account as described below.

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

Transaction costs amounted to $2,069,154 consisting of $1,610,000 of underwriting fees and $459,154 of other offering costs. In addition, on September 30, 2022, cash of $34,044 was held outside of the Trust Account (as defined above) and is available for the payment of offering costs and for working capital purposes.

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

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, subject to increase of up to an additional $0.72 per Unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination.

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

Prior to the amendment and restatement of the Articles of Association, the Company had 12 months from the closing of its Initial Public Offering (or until June 25, 2021) to consummate a Business Combination. However, if the Company was not able to consummate a Business Combination by June 25, 2021, the Company could extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees were required to deposit into the Trust Account $460,000 or $0.10 per Unit, up to an aggregate amount of $1,380,000, or $0.30 per Unit, on or prior to the date of the applicable deadline, for each three months Special Meeting As of the date of this report, the Company was not able to consummate a Business Combination, and extended the period time to consummate a Business Combination four times. Accordingly, the Sponsor made the first deposit of $460,000 on June 22, 2021, the second deposit of $460,000 on September 20, 2021, the third deposit of $460,000 on December 23, 2021 to extend the period of time to consummate its initial business combination by total 13 months from June 25, 2021 until March 23, 2022. On March 18, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination by a further four months, or until July 23, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate amount of 633,792 ordinary shares. As a result, an aggregate amount of $6,529,259 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. The Sponsor deposited a net amount of $634,594 into the Trust Account, representing $0.16 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. The sponsor initially deposited $736,000 and $101,406 was returned to the Sponsor on March 28, 2022 due to the fact that the shareholders elected to redeem an aggregate amount of 633,792 shares in connection with the Special Meeting. On July 13, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination by a further three months, or until October 23, 2022. In connection with the extension the Sponsor deposited $353,000 into the Trust Account, representing $0.12 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 1,025,281 shares, and the Company redeemed such shares for an aggregate amount of $10,742,906, or approximately $10.48 per share. On October 17, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination by a further one month, or until November 23, 2022. In connection with the extension Nukkleus deposited $22,600 into the Trust Account, representing $0.04 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. In addition, the Company will further extend the business combination completion window on a monthly basis up to a further two months, or until January 23, 2023, upon deposit of an additional $22,600 in the Trust Account for each month. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 2,375,991 shares, and the Company redeemed such shares for an aggregate amount of $25,180,851, or approximately $10.60 per share.

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

Going Concern and Management’s Plan

As of September 30, 2022, the Company had $34,044 cash held in its operating bank account and working capital deficit (excluding marketable securities held in Trust Account) of $909,424. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Proposed Business Combination - Nukkleus Inc.

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Nukkleus Inc., a Delaware corporation (“Nukkleus”). Upon consummation of the transactions contemplated by the Merger Agreement, Nukkleus would become the Nasdaq-listed parent company of Brilliant (“PubCo”).

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as amended to date. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited consolidated financial statements included in the aforementioned Form 10-K. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $34,044 in cash and non-cash equivalents and all held in its operating bank account as of September 30, 2022 and had $283,403 in cash and non-cash equivalents and all held in its operating bank account as of December 31, 2021.

Marketable securities held in Trust Account

As of September 30, 2022 substantially all of the assets held in the Trust Account were held in cash, and as of December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invested in U.S. Treasury Bills. The Company had $0 and 47,387,687 in Marketable securities held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively.

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

The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet on March 28, 2022, an aggregate amount of 633,792 shares were redeemed in connection with the Special Meeting. In addition, on July 7, 2022, an aggregate amount of 1,025,281 shares were redeemed in connection with the Special Meeting. Accordingly, 2,940,927 and 4,600,000 shares of Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet as of September 30, 2022 and December 31, 2021, respectively.

The Public Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid in capital, or in the absence of additional capital, in accumulated deficit. For the three months ended September 30, 2022 and 2021, the Company did not record an accretion in accumulated deficit.

As of September 30, 2022 and December 31, 2021, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption as of January 1, 2021	$46,000,000
Add: Accretion of carrying value to redemption value	7,687
Add: Reclassification of temporary equity	1,380,000
Ordinary shares subject to possible redemption as of December 31, 2021	$47,387,687

Less: Redemption of 633,792 shares	(6,529,259)
Less: Redemption of 1,025,281 shares	(10,742,905)
Add: Accretion of carrying value to redemption value	64,949
Add: Reclassification of temporary equity	987,594
Ordinary shares subject to possible redemption as of September 30, 2022	$31,168,066

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(578,753)	$(124,611)	$(1,074,579)	$(166,329)
Weighted average shares outstanding, basic and diluted	4,539,123	6,111,000	5,342,708	6,111,000
Basic and diluted net loss per ordinary share	$(0.13)	$(0.02)	$(0.20)	$(0.03)

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to three times  , each by an additional one month. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account US$0.04 per Public Share outstanding, on or prior to the Deadline or the Deadline as extended by any extension period validly exercised.

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

On June 21, 2021, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note II”), pursuant to which we could borrow up to an aggregate principal amount of $460,000. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of our initial business combination. On October 1, 2021, the Promissory Note was amended such that it is due and payable on the date on which we consummate our initial business combination and was made effective as of October 1, 2021. The amount of $460,000 was outstanding under the Promissory Note II as of June 30, 2022.

On September 21, 2021, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note III”), pursuant to which we could borrow up to an aggregate principal amount of $461,000, of which $461,000 was outstanding under the Promissory Note III as of June 30, 2022. The $460,000 was borrowed for the three months extension deposit until December 23, 2021 and the other $1,000 was borrowed for the Trust Account management expense. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

On December 23, 2021, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note IV”), pursuant to which we could borrow up to an aggregate principal amount of $460,000. We borrowed $460,500 in total, including the $460,000 under the Promissory Note IV for the three months extension deposit until March 23, 2022 and $500 due to related party for the Trust Account management expense. The amount of $460,000 was outstanding under the Promissory Note IV as of June 30, 2022. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

On March 20, 2022, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note V”), pursuant to which we could borrow up to an aggregate principal amount of $634,594. The sponsor initially deposited $736,000 on March 18, 2022, and $101,406 was returned to the sponsor on March 28, 2022 due to the fact that the Company’s shareholders elected to redeem an aggregate amount of 633,792 shares in connection with the Special Meeting. As of June 30, 2022, $634,594 was outstanding under the Promissory Note V. The note is non-interest bearing and payable on the date on which we consummate our initial business combination.

On July 13, 2022, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note VI”), pursuant to which we could borrow up to an aggregate principal amount of $353,000. As of September 30, 2022, $353,000 was outstanding under the Promissory Note  VI. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 1,025,281 shares, and the Company redeemed such shares for an aggregate amount of $10,742,906, or approximately $10.48 per share.

On October 17, 2022, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  VII”), pursuant to which we could borrow up to an aggregate principal amount of $22,600. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note VII has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until November 23, 2022. In addition, the Company may further extend the business combination completion window on a monthly basis up to a further two months, or until January 23, 2023, upon deposit of an additional $22,600 in the Trust Account for each month. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 2,375,991 shares, and the Company redeemed such shares for an aggregate amount of $25,180,851, or approximately $10.60 per share.

Advance from related party

As of September 30, 2022, the Sponsor advanced $870,600 to the Company for working capital purposes. For the nine months ended September 30, 2022, the Company borrowed $870,100 to pay for operating costs and expenses related to the Business Combination.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 600,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 30, 2020, the underwriters fully exercised their over-allotment option to purchase an additional 600,000 Units at $10.00 per Unit.

The underwriters were paid a cash underwriting discount of three and one half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $1,400,000. In connection with the underwriters’ exercise of their over-allotment option in full on June 30, 2020, the underwriters were paid an additional cash underwriting discount of $210,000.

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital as an advisor, pursuant to a Business Combination Marketing Agreement, in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering, or $1,610,000, provided, however, that the this fee shall be reduced by an aggregate amount equal to 1.5% of the dollar amount of the Company’s securities purchased prior to the closing of the Business Combination by investors that: (i) were introduced to EarlyBirdCapital by the Company (or any of its direct or indirect affiliates); (ii) have not been previously introduced to a SPAC initial public offering by EarlyBirdCapital; (iii) continue to hold the Company’s ordinary shares through the closing of a Business Combination, and (iv) do not exercise redemption rights with respect thereto in connection with such Business Combination.

In addition, the Company agreed to pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in a Business Combination if EarlyBirdCapital introduces the Company to the target business with which the Company completes a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110(c)(3)(B)(ii).

On June 17, 2022, the Company and EarlyBirdCapital agreed to terminate, pursuant to a termination agreement (the “Termination Agreement”), the Business Combination Marketing Agreement. Pursuant to the Termination Agreement, the Representative acknowledged that no amounts are due to it by the Company pursuant to the terms of the Business Combination Marketing Agreement, and the Company acknowledged that it has no claim against the Representative in connection with the termination of the Business Combination Marketing Agreement.

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ DEFICIT

Ordinary Shares — On June 26, 2020, the Company amended its Amended and Restated Memorandum and Articles of Association such that it is authorized to issue an unlimited number of ordinary shares, with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. There were 1,511,000 shares of ordinary shares issued and outstanding, excluding 2,940,927 and 4,600,000 ordinary shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively.

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

NOTE 7. SHAREHOLDERS’ DEFICIT (CONTINUED)

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

NOTE 7. SHAREHOLDERS’ DEFICIT (CONTINUED)

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2022, the Company had 261,000 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. As of September 30, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account was comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in cash/money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly, the fair value of the Private Warrants was classified from Level 1 measurement to Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value of held to maturity securities as follows.

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (CONTINUED)

	Level	September 30, 2022	December 31, 2021
Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$31,168,066	$47,387,687

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$225,280	$180,479

The fair value of the Private Warrants was estimated using Binomial model for the three and nine months ended September 30, 2021 and 2022, respectively. For the three months ended September 30, 2022 and 2021 on the statements of operations, the Company recognized an increase/decrease in the fair value of warrant liabilities of $106,184 and $27,549, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized an increase/decrease in the fair value of warrant liabilities of $44,801 and $90,517, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	September 30, 2022	December 31, 2021
Volatility	2.14%	10.50%
Share price	10.57	10.20
Expected life of the warrants to convert	5.15	5.56
Risk free rate	4.13%	1.37%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the nine months ended September 30, 2022 and 2021 were as below:

Derivative Warrant Liabilities as of December 31, 2020	$247,634
Change in fair value of derivative warrant liabilities	(56,901)
Derivative Warrant Liabilities as of March 31, 2021	190,733
Change in fair value of derivative warrant liabilities	(6,067)
Derivative Warrant Liabilities as of June 30, 2021	$184,666
Change in fair value of derivative warrant liabilities	(27,549)
Derivative Warrant Liabilities as of September 30, 2021	$157,117

Derivative Warrant Liabilities as of December 31, 2021	$180,479
Change in fair value of derivative warrant liabilities	(5,041)
Derivative Warrant Liabilities as of March 31, 2022	175,438
Change in fair value of derivative warrant liabilities	(56,342)
Derivative Warrant Liabilities as of June 30, 2022	$119,096
Change in fair value of derivative warrant liabilities	106,184
Derivative Warrant Liabilities as of September 30, 2022	$225,280

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS

On October 17, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $22,600 (the “Note”) to Nukkleus. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds of the Note have been deposited in the Company’s Trust Account in connection with extending the business combination completion window until November 23, 2022. In addition, the Company will further extend the business combination completion window on a monthly basis up to a further two months, or until January 23, 2023, upon deposit of an additional $22,600 in the Trust Account for each month. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 2,375,991 shares, and the Company redeemed such shares for an aggregate amount of $25,180,851, or approximately $10.60 per share.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 24, 2019 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had net loss of $578,753, which consisted of operating costs of $480,867 and an increase in fair value of derivative warrant liabilities of $106,184, offset by interest income on marketable securities held in the Trust Account of $8,298.

For the three months ended September 30, 2021, we had net loss of $124,611, which consisted of operating costs of $153,337, offset by a decrease in fair value of derivative warrant liabilities of $27,549 and interest income on marketable securities held in the Trust Account of $1,177.

For the nine months ended September 30, 2022, we had a net loss of $1,074,579, which consisted of operating costs of $1,094,728 and an increase in fair value of derivative warrant liabilities of $44,801, offset by interest income on marketable securities held in the Trust Account of $64,950.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,054,509. Net loss of $1,074,579 was impacted by an increase in fair value of derivative warrant liabilities of $44,801 and changes in operating assets and liabilities, which used $24,731 of cash.

For the nine months ended September 30, 2022, cash provided by investing activities was $47,387,687, due to the $47,387,687 of proceeds from sale of investment in Trust Account.

For the nine months ended September 30, 2022, cash used in financing activities was $15,414,471, primarily due to the $17,272,165 of cash used for the repayment of redemption of 1,659,073 shares, against $987,594 of cash from promissory note to the Sponsor and $870,100 of cash advanced from the Sponsor.

For the nine months ended September 30, 2021, cash used by operating activities was $208,455. Net loss of $166,329 was impacted by interest earned on marketable securities held in the Trust Account of $3,469, a decrease in fair value of derivative warrant liabilities of $90,517 and changes in operating assets and liabilities, which provide $51,860 of cash.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $31,168,066. On July 8, 2022, we moved all of the assets held in the Trust Account from money market funds to cash. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $34,044 of cash held in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

As of September 30, 2022, we had $34,044 of cash in our operating bank account, a working capital deficit balance (excluding marketable securities held in Trust Account) of $909,424, and less than twelve months to complete a business combination. No assurances can be given that the Company will complete a business combination before November 23, 2022, the Company’s liquidation date, or through twelve months following the issuance of this report.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an additional extension of the deadline or complete a business combination by November 23, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 23, 2022. The Company intends to complete a business combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than describe below.

We engaged EarlyBirdCapital as an advisor, pursuant to a Business Combination Marketing Agreement, in connection with a Business Combination to assist us in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with press releases and public filings in connection with the Business Combination. We agreed to pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering, or $1,610,000, provided, however, that this fee would be reduced by an aggregate amount equal to 1.5% of the dollar amount of our securities purchased prior to the closing of the Business Combination by investors that: (i) were introduced to EarlyBirdCapital by us (or any of its direct or indirect affiliates); (ii) have not been previously introduced to a SPAC initial public offering by EarlyBirdCapital; (iii) continue to hold our ordinary shares through the closing of a Business Combination, and (iv) do not exercise redemption rights with respect thereto in connection with such Business Combination.

In addition, we agreed to pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in a Business Combination if EarlyBirdCapital introduced us to the target business with which we complete a Business Combination; provided that the foregoing fee would not be paid prior to the date that is 90 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110(c)(3)(B)(ii).

On June 17, 2022, we and EarlyBirdCapital agreed to terminate, pursuant to a termination agreement (the “Termination Agreement”), the Business Combination Marketing Agreement. Pursuant to the Termination Agreement, the Representative acknowledged that no amounts are due to it by us pursuant to the terms of the Business Combination Marketing Agreement, and we acknowledged that we have no claim against the Representative in connection with the termination of the Business Combination Marketing Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. In connection with the reclassification of private warrants and redeemable shares, our management, including principal executive and financial officers, have evaluated the effectiveness of the internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2022 because of a material weakness in the internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants and redeemable shares we issued in connection with its Initial Public Offering.

In connection with the reclassification of extension deposits, our management, including principal executive and financial officers, have evaluated the effectiveness of the internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2022 because of a material weakness in the internal control over financial reporting related to our classification of extension deposits in permanent equity rather than temporary equity

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of the remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 17, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination by a further one month, or until November 23, 2022. In addition, the Company will further extend the business combination completion window on a monthly basis up to a further two months, or until January 23, 2023, upon deposit of an additional $22,600 in the Trust Account for each month. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 2,375,991 shares, and the Company redeemed such shares for an aggregate amount of $25,180,851, or approximately $10.60 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association(1)
3.2	Amended and Restated Articles of Amendment(2)
10.1	Promissory Note, dated October 18, 2022.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 26, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2022 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIANT ACQUISITION CORPORATION

Date: November 14, 2022	/s/ Peng Jiang
	Name:	Peng Jiang
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)