Form 10-K
period 2022-12-31
Brilliant Acquisition Corp
filed 2023-03-10
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39341

BRILLIANT ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Floor 20-21, No. 55 Loushanguan Road, Changning District, Shanghai, Peoples Republic of China
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2022, as reported on The Nasdaq Stock Market, was approximately $42,573,198.

As of March 10, 2023, there were 1,816,733 ordinary shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Securities and Exchange Commission on February 9, 2023 for the annual stockholder meeting held in 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

i

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	references to “we,” “us” or “our company” refer to Brilliant Acquisition Corporation, a BVI business company with limited liability;

●	references to the “BVI” refer to the British Virgin Islands;

●	references to the “Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively and in each case as amended;

●	references to “founder shares” refer to the 1,150,000 ordinary shares currently held by the initial shareholders (as defined below);

●	references to our “initial shareholders” refer to our sponsor and any of our officers or directors that hold founder shares, and our advisor New Lighthouse Investment Limited;

●	references to our “representative shares” refer to the 100,000 shares we issued to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designees prior to our initial public offering, which shares have been cancelled in connection with the termination of the Investment Management and Trust Agreement with EarlyBirdCapital;

●	references to our “insider units” refer to the 261,000 units we sold privately to our sponsor upon consummation of our initial public offering including the overallotment option which as exercised in full as part of that offering;

●	references to our “management” or our “management team” refer to our officers and directors;

●	references to “private units” refer to the insider units and the representative shares;

●	references to “ordinary shares” refer to the ordinary shares of no par value in the company;

●	references to “private shares,” “private rights” and “private warrants” refer to the ordinary shares, rights and warrants, respectively, included within the private units;

●	references to our “public shares” refer to ordinary shares which were sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market) and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	references to our “sponsor” refer to Nisun Investment Holding Limited, a BVI company with limited liability and a wholly-owned subsidiary of Shanghai Ningsheng Supply Chain Group Co., Ltd. (f/k/a Shanghai Ningsheng Enterprise Management Group Co., Ltd.) (“Ning Sheng Group Co.”), a company incorporated in the People’s Republic of China (“PRC”);

●	references to our “rights” or “public rights” refer to the rights which were sold as part of the units in our initial public offering;

●	references to our “public warrants” refer to the redeemable warrants which were sold as part of the units in our initial public offering as well as the private warrants and warrants underlying units issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or members of our management team (or permitted transferees), in each case after our initial business combination; and

●	references to our “warrants” refer to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial business combination.

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

On February 22, 2022, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), with Nukkleus Inc., a Delaware corporation (“Nukkleus”). Upon consummation of the transactions contemplated by the Merger Agreement, Nukkleus would become our Nasdaq-listed parent company. The transactions contemplated by the Merger Agreement, are hereinafter referred to as the “Business Combination.”

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

On March 18, 2022, our shareholders approved an extension of the period of time we can consummate our initial business combination by a further four months, or until July 23, 2022. In connection with the extension, the Sponsor, deposited $634,594 into our trust account, representing $0.16 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension.  In connection with a special meeting to approve the extension of the business combination period, our shareholders elected to redeem an aggregate amount of 1,025,281 shares.

On July 13, 2022, our shareholders approved an extension of the period of time we can consummate our initial business combination by a further three months, or until October 23, 2022. In connection with the extension the Sponsor deposited $353,000 into the Trust Account, representing $0.12 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. In connection with a special meeting to approve the extension of the business combination period, our shareholders elected to redeem an aggregate amount of 1,025,281 shares.

On October 19, 2022, our shareholders approved an extension of the period of time we can consummate our initial business combination by up to a further three months, or until not later than January 23, 2023. In connection with the three monthly extensions Nukkleus deposited $67,800 into the Trust Account ($22,600 per each monthly extension), representing $0.12 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. In connection with a special meeting to approve the extension of the business combination period, our shareholders elected to redeem an aggregate amount of 2,375,991 shares.

On January 19, 2023, our shareholders approved an extension of the period of time we can consummate our initial business combination by up to a further three months, or until not later than April 23, 2023. In connection with the monthly extension to February 23, 2023, Nukkleus deposited $21,350 into the Trust Account, representing $0.0525 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension, and on February 23, 2023, deposited $32,500.00 into the Trust Account, representing $0.08 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension, to extend to March 23, 2023. In connection with a special meeting to approve the extension of the business combination period, our shareholders elected to redeem an aggregate amount of 159,203 shares.

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

Redemption rights for public shareholders upon consummation of our initial business combination

We had until June 23, 2021 to consummate our initial business combination. However, because we anticipated that we would not be able to consummate our initial business combination by June 23, 2021, we, by resolution of our board as requested by our sponsor, extended the period of time to consummate a business combination three times, each by an additional three months until March 23, 2022. Additionally, on March 18, 2022, our shareholders approved an extension of the period of time we can consummate our initial business combination by a further four months, or until July 23, 2022. On July 13, 2022, our shareholders approved an extension of the period of time we can consummate our initial business combination by a further three months, or until October 23, 2022. On October 19, 2022, our shareholders approved an extension of the period of time we can consummate our initial business combination by up to a further three months, or until not later than January 23, 2023. On January 19, 2023, our shareholders approved an extension of the period of time we can consummate our initial business combination by up to a further three months, or until not later than April 23, 2023. Our sponsor has timely deposited a total of $2,489,244 into our trust account to extend the deadline for us to consummate our initial business combination from to March 23, 2023.

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares of ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 was $10.77 per public share. Our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private units and any public shares, as applicable, they may hold in connection with the completion of our business combination.

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

Timeline to Complete Business Combination

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

On March 18, 2022, our shareholders approved an amendment and restatement of our articles of association to extend the date by which we have to consummate a business combination from March 23, 2022 to July 23, 2022. In connection with the vote to amend and restate our articles of association, our shareholders elected to redeem an aggregate of 633,792 ordinary shares. Following such redemptions and the deposit of $634,594 as a contribution from our Sponsor, the amount of funds remaining in the trust account was approximately $41.5 million. Accordingly, following such redemptions and the deposit of the contribution, we have 5,477,208 ordinary shares issued and outstanding (1,511,000 of which are shares held by our initial shareholders and are not subject to redemption) and the pro rata portion of the funds available in the trust account was approximately $10.46 per public share.

On July 13, 2022, our shareholders approved an extension of the period of time we can consummate our initial business combination by a further three months, or until October 23, 2022. In connection with the extension the Sponsor deposited $353,000 into the Trust Account, representing $0.12 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. In connection with a special meeting to approve the extension of the business combination period, our shareholders elected to redeem an aggregate amount of 1,025,281 shares. Following such redemptions and the deposit of the contribution described above, the amount of funds remaining in the trust account was approximately $31.2 million. Accordingly, following such redemptions and the deposit of the contribution, we had 4,451,927 ordinary shares issued and outstanding (1,511,000 of which are shares held by our initial shareholders and are not subject to redemption) and the pro rata portion of the funds available in the trust account was approximately $10.60 per public share.

On October 19, 2022, our shareholders approved an extension of the period of time we can consummate our initial business combination by up to a further three months, or until not later than January 23, 2023. In connection with the three monthly extensions Nukkleus deposited $67,800 into the Trust Account ($22,600 per each monthly extension), representing $0.12 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. In connection with a special meeting to approve the extension of the business combination period, our shareholders elected to redeem an aggregate amount of 2,375,991 shares. Following such redemptions and the deposit of the contribution described above, the amount of funds remaining in the trust account was approximately $6.1 million. Accordingly, following such redemptions and the deposit of the contribution, the Company had 2,075,936 ordinary shares issued and outstanding (1,511,000 of which are shares held by our initial shareholders and are not subject to redemption) and the pro rata portion of the funds available in the trust account is approximately $10.72 per public share.

On January 19, 2023, our shareholders approved an extension of the period of time we can consummate our initial business combination by up to a further three months, or until not later than April 23, 2023. In connection with the monthly extension to February 23, 2023, Nukkleus deposited $21,350 into the Trust Account, representing $0.0525 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension, and deposited $32,500.00 into the Trust Account, representing $0.08 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension, to extend to March 23, 2023. In connection with a special meeting to approve the extension of the business combination period, our shareholders elected to redeem an aggregate amount of 159,203 shares. Following such redemptions and the deposit of the contribution described above, the amount of funds remaining in the trust account is approximately $4.4 million. Accordingly, following such redemptions and the deposit of the contribution of $0.0525 per outstanding ordinary share, the Company has 1,816,733 ordinary shares issued and outstanding (1,411,000 of which are shares held by our initial shareholders and are not subject to redemption) and the pro rata portion of the funds available in the trust account was approximately $10.77 per public share. Following an additional contribution of $0.08 per outstanding ordinary share in connection with the extension to March 23, 2023, the Company had funds available in the trust account equal to $4.4 million or $10.85 per public share.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by not later than April 23, 2023. We may not be able to consummate the planned Business Combination with Nukkleus, or find a suitable alternative target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by that time, and our shareholders do not approve an amendment to our amended and restated articles of association to further extend the time period by which we may complete our initial business combination, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

The holders of our rights or warrants will not have any redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless in the event that we do not consummate our initial business combination by not later than April 23, 2023, or decide to call the warrants for $0.01 per warrant, or force the exercise of those warrants as discussed in detail in this Report.

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

In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.85 per share (or up to $10.93 per share if the period by which we may consummate our initial business combination is extended as set forth above), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

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

In the event that the proceeds in the trust account are reduced below $10.85 per share (or up to $10.93 per share if the period by which we may consummate our initial business combination is extended as set forth above) and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.85 per share (or up to $10.93 per share if the period by which we may consummate our initial business combination is extended as set forth above).

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to approximately $55,789 not placed in the trust account with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by not later than April 23, 2023, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by not later than April 23, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. A shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

We are required to have our internal control procedures evaluated for the fiscal year ending December 31, 2022 required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Holders

On March 10, 2023, there were seven holders of record of our ordinary shares.

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

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The disclosure in Item 1 regarding redemptions in connection with shareholder approvals to extend the time in which we may consummate our initial business combination is incorporated by reference herein.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 24, 2019 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2022, we had a net loss of $967,614, which consisted of operating costs of $1,202,399, an increase in fair value of derivative warrant liabilities of $169,836 and interest income on marketable securities held in the Trust Account of $64,949.

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

For the year ended December 31, 2021, cash used in operating activities was $ 1,132,761. Net loss of $967,614 was impacted by a decrease in fair value of derivative warrant liabilities of $169,836 and changes in operating assets and liabilities, which provided $4,689 of cash.

For the year ended December 31, 2022, cash provided by investing activities was $47,387,687, due to the $47,387,687 of proceeds from sale of investment in Trust Account.

For the year ended December 31, 2022, cash used in financing activities was $40,427,521, primarily due to the $42,453,015 of cash used for the repayment of redemption of4,035,064 shares, against $1,055,394 of cash from promissory note to the Sponsor and $970,100 of cash advanced from the Sponsor.

As of December 31, 2022, we had cash held in the Trust Account of $ 6,055,018. On July 8, 2022, we moved all of the assets held in the Trust Account from money market funds to cash. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had $55,789 of cash held in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

As of December 31, 2022, we had $55,789 of cash in our operating bank account, a working capital deficit balance (excluding cash held in Trust Account) of $1,229,096, and less than twelve months to complete a business combination. No assurances can be given that the Company will complete a business combination before March 23, 2023, the Company’s liquidation date, or through twelve months following the issuance of this report.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an additional extension of the deadline or complete a business combination by March 23, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. The Company intends to complete a business combination before the mandatory liquidation date or obtain approval for an extension. See Note 10 — Subsequent Events for additional information on the Company further extending the initial business combination deadline to April 23, 2023 upon funding the Trust Account by an additional $0.08 per outstanding ordinary share without further shareholder approval.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. We carried out an evaluation, under the supervision, and with the participation, of, our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding such required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022 because of a material weakness in the internal control over financial reporting related to the accounting for complex financial instruments related to the warrants and redeemable shares we issued in connection with its Initial Public Offering.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our definitive proxy statement filed with the Securities and Exchange Commission on February 9, 2023 for the annual stockholder meeting held in 2023 and is incorporated by reference herein.

Item 11. Executive Compensation

The information required by this Item will be set forth in our definitive proxy statement filed with the Securities and Exchange Commission on February 9, 2023 for the annual stockholder meeting held in 2023 and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our definitive proxy statement filed with the Securities and Exchange Commission on February 9, 2023 for the annual stockholder meeting held in 2023 and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our definitive proxy statement filed with the Securities and Exchange Commission on February 9, 2023 for the annual stockholder meeting held in 2023 and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in our definitive proxy statement filed with the Securities and Exchange Commission on February 9, 2023 for the annual stockholder meeting held in 2023 and is incorporated by reference herein.

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of February 22, 2022, by and among Nukkleus Inc. and Brilliant Acquisition Corporation. (1)
2.2	Amendment No 1. to Agreement and Plan of Merger, dated as of September 21, 2022, by and among Nukkleus Inc. and Brilliant Acquisition Corporation.(11)
2.3	Amendment No 2. to Agreement and Plan of Merger, dated as of September 28, 2022, by and among Nukkleus Inc. and Brilliant Acquisition Corporation.(12)
2.4	Amendment No 3. to Agreement and Plan of Merger, dated as of January 20, 2023, by and among Nukkleus Inc. and Brilliant Acquisition Corporation.(10)
3.1	Second Amended and Restated Memorandum and Articles of Association(2)
3.2	Amended and Restated Articles of Amendment(10)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Ordinary Shares Certificate.(4)
4.3	Specimen Warrant Certificate.(4)
4.4	Specimen Right Certificate.(4)
4.5	Warrant Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent.(2)
4.6	Rights Agreement, dated June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company.(2)
4.7	Description of Registrant’s Securities(5)
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the sponsor, directors and officers of the Registrant.(4)
10.2	Investment Management Trust Agreement, June 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Trustee.(2)
10.4	Registration Rights Agreement, dated June 23, 2020, by and among the Company, Nisun Investment Holding Limited and the investors party thereto.(4)
10.5	Form of Support Agreement, dated as of February 22, 2022, among Brilliant Acquisition Corporation and the investors party thereto.(1)
10.6	Form of Lock-Up Agreement.(1)
10.7	Form of Registration Rights Agreement.(1)
10.8	Promissory Note, dated March 20, 2022.(3)
10.9	Promissory Note, dated July 13, 2022.(6)
10.10	Promissory Note, dated October 18, 2022.(7)
10.11	Promissory Note, dated November 18, 2022.(8)
10.12	Promissory Note, dated December 19, 2022.(9)
10.13	Promissory Note, dated January 20, 2023.(10)
10.14	Promissory Note, dated February 23, 2023.(13)
14	Code of Ethics(4)
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 23, 2022 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 29, 2020 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2022 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Amended Registration Statement on Form S-1/A (SEC File No. 333-237153) and incorporated by reference herein.

(5)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on October 13, 2021 and incorporated by reference herein.

(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 19, 2022 and incorporated by reference herein.

(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2022 and incorporated by reference herein.

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 18, 2022 and incorporated by reference herein.

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 19, 2022 and incorporated by reference herein.

(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2023 and incorporated by reference herein.

(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 22, 2022 and incorporated by reference herein.

(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2022 and incorporated by reference herein.

(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 24, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIANT ACQUISITION CORPORATION

Date: March 10, 2023	/s/ Peng Jiang
	Name:	Peng Jiang
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peng Jiang	Chairman, Chief Executive Officer	March 10, 2023
Peng Jiang	And Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Brian Ferrier	Director	March 10, 2023
Brian Ferrier

/s/ Zan Wu	Director	March 10, 2023
Zan Wu

/s/ Yebo Shen	Director	March 10, 2023
Yebo Shen

BRILLIANT ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Brilliant Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Brilliant Acquisition Corporation (the “Company”) as of December 31, 2022, and December 31, 2021, the related statements of operations, change in shareholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 23, 2023 (or April 23, 2023 if further extended by placing $32,500 into the Trust Account) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2021.

New York

March 10, 2023

Firm ID#: 5395

BRILLIANT ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets – cash	$6,110,807	$283,403
Prepaid expenses and other current assets	738	-
Marketable securities held in Trust Account	-	47,387,687
Total Current Assets	6,111,545	47,671,090
Total Assets	$6,111,545	$47,671,090

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$315,023	$309,597
Due to related party	970,600	500
Promissory note – related party	2,680,227	1,624,833
Total Current Liabilities	3,965,850	1,934,930
Derivative warrant liabilities	10,643	180,479
Total Liabilities	3,976,493	2,115,409

Commitments

Ordinary shares subject to possible redemption, 564,936 and 4,600,000 shares as of as of December 31, 2022 and 2021, respectively	6,055,016	47,387,687

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 1,511,000 and 1,511,000 shares issued and outstanding (excluding 564,936 and 4,600,000 shares subject to possible redemption) as of December 31, 2022 and 2021	3,880,288	3,880,288
Accumulated deficit	(7,800,252)	(5,712,294)
Total Shareholders’ Deficit	(3,919,964)	(1,832,006)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$6,111,545	$47,671,090

The accompanying notes are an integral part of these financial statements.

BRILLIANT ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2022	Year ended December 31, 2021
Operating costs	$1,202,399	$670,916
Loss from operations	(1,202,399)	(670,916)

Other income (loss):
Changes in fair value of derivative warrant liabilities	169,836	67,155
Interest income	64,949	4,634
Total other income	234,785	71,789

Net loss	$(967,614)	$(599,127)

Weighted average shares outstanding, basic and diluted	4,636,222	6,111,000

Basic and diluted net loss per ordinary share	$(0.21)	$(0.10)

The accompanying notes are an integral part of these financial statements.

BRILLIANT ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Accumulated	Total Shareholders’ Equity
	Shares	Amount	Deficit	(Deficit)

Balance – January 1, 2021	1,511,000	$3,880,288	$(3,725,480)	$154,808

Net loss	-	-	(599,127)	(599,127)

Reclassification of temporary equity			(1,380,000)	(1,380,000)

Changes in value of ordinary shares subject to redemption			(7,687)	(7,687)

Balance – December 31, 2021	1,511,000	$3,880,288	$(5,712,294)	$(1,832,006)

Net loss	-	-	(967,614)	(967,614)

Reclassification of temporary equity	-	-	(1,055,394)	(1,055,394)

Change in value of ordinary shares subject to possible redemption	-	-	(64,950)	(64,950)

Balance – December 31, 2022	1,511,000	$3,880,288	$(7,800,252)	$(3,919,964)

The accompanying notes are an integral part of these financial statements.

BRILLIANT ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(967,614)	$(599,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative warrant liabilities	(169,836)	(67,155)
Interest earned on marketable securities held in Trust Account	-	(4,634)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(737)	(14,600)
Accounts payable and accrued expenses	5,426	225,402
Net cash used in operating activities	(1,132,761)	(430,914)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(1,380,000)
Proceeds from sale of investment of cash in Trust Account	47,387,687	-
Net cash provided by (used in) investing activities	47,387,687	(1,380,000)

Cash Flows from Financing Activities:
Advanced from related party	970,100	500
Proceeds from promissory note – related parties	1,055,394	1,381,000
Repayment of redemption of ordinary shares	(42,453,015)	-
Net cash provided by (used in) financing activities	(40,427,521)	1,381,500

Net Change in Cash	5,827,404	(429,414
Cash – Beginning	283,403	712,817
Cash – Ending	$6,110,807	$283,403

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

At December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income earned from investing the proceeds derived from the Initial Public Offering that have been placed in a trust account as described below.

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

Transaction costs amounted to $2,069,154 consisting of $1,610,000 of underwriting fees and $459,154 of other offering costs. In addition, at December 31, 2022, cash of $55,789 was held outside of the Trust Account (as defined above) and is available for the payment of offering costs and for working capital purposes.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

Prior to the amendment and restatement of the Articles of Association, the Company had 12 months from the closing of its Initial Public Offering (or until June 25, 2021) to consummate a Business Combination. However, if the Company was not able to consummate a Business Combination by June 25, 2021, the Company could extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees were required to deposit into the Trust Account $460,000 or $0.10 per Unit, up to an aggregate amount of $1,380,000, or $0.30 per Unit, on or prior to the date of the applicable deadline, for each three months. As of the date of this report, the Company was not able to consummate a Business Combination, and extended the period time to consummate a Business Combination four times. Accordingly, the Sponsor made the first deposit of $460,000 on June 22, 2021, the second deposit of $460,000 on September 20, 2021, the third deposit of $460,000 on December 23, 2021 to extend the period of time to consummate its initial business combination by total 13 months from June 25, 2021 until March 23, 2022. On March 18, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination by a further four months, or until July 23, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate amount of 633,792 ordinary shares. As a result, an aggregate amount of $6,529,259 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. The Sponsor deposited a net amount of $634,594 into the Trust Account, representing $0.16 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. The sponsor initially deposited $736,000 and $101,406 was returned to the Sponsor on March 28, 2022 due to the fact that the shareholders elected to redeem an aggregate amount of 633,792 shares in connection with the Special Meeting. On July 13, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination by a further three months, or until October 23, 2022. In connection with the extension the Sponsor deposited $353,000 into the Trust Account, representing $0.12 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 1,025,281 shares, and the Company redeemed such shares for an aggregate amount of $10,742,906, or approximately $10.48 per share. On October 17, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination from October 23, 2022 to up to not later than January 23, 2023, extendable by the Company on a monthly basis without further shareholder approval upon deposit of $0.04 per public ordinary share of the Company. In connection with the extension, Nukkleus deposited $22,600 into the Trust Account, representing $0.04 per public ordinary share that was not redeemed in connection with extending the business combination completion window until November 23, 2022. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 2,375,991 shares, and the Company redeemed such shares for an aggregate amount of $25,180,851, or approximately $10.60 per share. On November 18, 2022, Nukkleus deposited $22,600 into the Trust Account, representing $0.04 per public ordinary share that was not redeemed in connection with extending the business combination completion window until November 23, 2022. On December 19, 2022, Nukkleus deposited $22,600 into the Trust Account, representing $0.04 per public ordinary share that was not redeemed in connection with extending the business combination completion window until January 23, 2023. On January 19, 2023, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination from January 23, 2023 to up to not later than April 23, 2023, extendable by the Company on a monthly basis without further shareholder approval upon deposit of $0.04 per public ordinary share of the Company (the “Top-up Amount”). Notwithstanding the Top-up Amount, the Company undertook to increase the amount to be paid into the Trust Account for each monthly extension from $0.04 to $0.0525. Subsequently, the Company has committed to increase the amount to be paid into the Trust Account for any extension from February 23, 2023 to March 23, 2023 and from March 23, 2023 to April 23, 2023 to $0.08 per ordinary share outstanding. In connection with the extension, Nukkleus deposited $21,350 into the Trust Account, representing $0.0525 per public ordinary share that was not redeemed in connection with extending the business combination completion window until February 23, 2023. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 159,203 shares, and the Company redeemed such shares for an aggregate amount of $1,706,347, or approximately $10.72 per share. On February 23, 2023, Nukkleus deposited $32,500 into the Trust Account, representing $0.08 per public ordinary share that was not redeemed in connection with extending the business combination completion window until March 23, 2023.

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

Going Concern and Management’s Plan

As of December 31, 2022, the Company had $55,789 cash held in its operating bank account and working capital deficit (excluding cash held in Trust Account) of $1,229,096. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period, which is before March 23, 2023 (or April 23, 2023 if further extended by placing $32,500 into the Trust Account).

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $55,789 in cash and non-cash equivalents and all held in its operating bank account as of December 31, 2022 and had $283,403 in cash and non-cash equivalents and all held in its operating bank account as of December 31, 2021.

Marketable securities held in Trust Account

As of December 31, 2022 substantially all of the assets held in the Trust Account were held in cash, and as of December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invested in U.S. Treasury Bills. The Company had nil and 47,387,687 in Marketable securities held in the Trust Account as of December 31, 2022 and 2021 respectively.

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

The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet on March 28, 2022, an aggregate amount of 633,792 shares were redeemed in connection with the Special Meeting. On July 7, 2022, an aggregate amount of 1,025,281 shares were redeemed in connection with the Special Meeting. On October 17, 2022, an aggregate amount of 2,375,991 shares were redeemed in connection with the Special Meeting. Accordingly, 564,936 and 4,600,000 shares of Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet as of December 31, 2022 and 2021 respectively.

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

For the year ended December 31, 2022 and 2021, the ordinary shares reflected in the balance sheets is reconciled in the following table:

Ordinary shares subject to possible redemption as of January 1, 2021	$46,000,000
Add: Accretion of carrying value to redemption value	7,687
Add: Reclassification of temporary equity	1,380,000
Ordinary shares subject to possible redemption as of December 31, 2021	$47,387,687

Less: Redemption of 633,792 shares	(6,529,259)
Less: Redemption of 1,025,281 shares	(10,742,905)
Less: Redemption of 2,375,991 shares	(25,180,851)
Add: Accretion of carrying value to redemption value	64,950
Add: Reclassification of temporary equity	1,055,394
Ordinary shares subject to possible redemption as of December 31, 2022	$6,055,016

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	Years Ended December 31,
	2022	2021
Net loss	$(967,614)	$(599,127)
Weighted average shares outstanding, basic and diluted	4,636,222	6,111,000
Basic and diluted net loss per ordinary share	$(0.21)	$(0.10)

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

As discussed in Note 1, the Company will extend the period of time to consummate a Business Combination up to three times, each by an additional one month. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account US$0.04 per Public Share outstanding, on or prior to the Deadline or the Deadline as extended by any extension period validly exercised.

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

On June 21, 2021, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note II”), pursuant to which we could borrow up to an aggregate principal amount of $460,000. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of our initial business combination. On October 1, 2021, the Promissory Note was amended such that it is due and payable on the date on which we consummate our initial business combination and was made effective as of October 1, 2021. The amount of $460,000 was outstanding under the Promissory Note II as of December 31, 2022.

On September 21, 2021, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note III”), pursuant to which we could borrow up to an aggregate principal amount of $461,000, of which $461,000 was outstanding under the Promissory Note III as of December 31, 2022. The $460,000 was borrowed for the three months extension deposit until December 23, 2021 and the other $1,000 was borrowed for the Trust Account management expense. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

On December 23, 2021, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note IV”), pursuant to which we could borrow up to an aggregate principal amount of $460,000. We borrowed $460,500 in total, including the $460,000 under the Promissory Note IV for the three months extension deposit until March 23, 2022 and $500 due to related party for the Trust Account management expense. The amount of $460,000 was outstanding under the Promissory Note IV as of December 31, 2022. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

On March 20, 2022, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note V”), pursuant to which we could borrow up to an aggregate principal amount of $634,594. The sponsor initially deposited $736,000 on March 18, 2022, and $101,406 was returned to the sponsor on March 28, 2022 due to the fact that the Company’s shareholders elected to redeem an aggregate amount of 633,792 shares in connection with the Special Meeting. As of December 31, 2022, $634,594 was outstanding under the Promissory Note V. The note is non-interest bearing and payable on the date on which we consummate our initial business combination.

On July 13, 2022, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note VI”), pursuant to which we could borrow up to an aggregate principal amount of $353,000. As of December 31, 2022, $353,000 was outstanding under the Promissory Note  VI. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 1,025,281 shares, and the Company redeemed such shares for an aggregate amount of $10,742,906, or approximately $10.48 per share.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

On October 17, 2022, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  VII”), pursuant to which we could borrow up to an aggregate principal amount of $22,600. As of December 31, 2022, $22,600 was outstanding under the Promissory Note VII. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note VII has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until November 23, 2022. In addition, the Company will further extend the business combination completion window on a monthly basis up to a further two months, or until January 23, 2023, upon deposit of $0.04 per public ordinary share of the Company. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 2,375,991 shares, and the Company redeemed such shares for an aggregate amount of $25,180,851, or approximately $10.60 per share.

On November 18, 2022, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  VIII”), pursuant to which we could borrow up to an aggregate principal amount of $22,600. As of December 31, 2022, $22,600 was outstanding under the Promissory Note VIII. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note VIII has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until December 23, 2022.

On December 19, 2022, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  IX”), pursuant to which we could borrow up to an aggregate principal amount of $22,600. As of December 31, 2022, $22,600 was outstanding under the Promissory Note IX. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note IX has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until January 23, 2023.

On January 19, 2023, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  X”), pursuant to which we could borrow up to an aggregate principal amount of $21,350. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note X has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until February 23, 2023. In addition, the Company will further extend the business combination completion window on a monthly basis up to a further two months, or until April 23, 2023, upon deposit of $0.04 per public ordinary share of the Company (the “Top-up Amount”). Notwithstanding the Top-up Amount, the Company undertook to increase the amount to be paid into the Trust Account for each monthly extension from $0.04 to $0.0525. Subsequently, the Company has committed to increase the amount to be paid into the Trust Account for any extension from February 23, 2023 to March 23, 2023 and from March 23, 2023 to April 23, 2023 to $0.08 per ordinary share outstanding. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 159,203 shares, and the Company redeemed such shares for an aggregate amount of $1,706,347, or approximately $10.72 per share.

On February 23, 2023, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  XI”), pursuant to which we could borrow up to an aggregate principal amount of $32,500. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note XI has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until March 23, 2023.

Advance from related party

As of December 31, 2022, the Sponsor advanced $970,600 to the Company for working capital purposes. For the year ended December 31, 2022, the Company borrowed $970,100 to pay for operating costs and expenses related to the Business Combination.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — On June 26, 2020, the Company amended its Amended and Restated Memorandum and Articles of Association such that it is authorized to issue an unlimited number of ordinary shares, with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. There were 1,511,000 shares of ordinary shares issued and outstanding, excluding 564,936 and 4,600,000 ordinary shares subject to possible redemption as of December 31, 2022 and 2021 respectively.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2022 and 2021, the Company had 261,000 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

As of December 31, 2022 and 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. As of December 31, 2022 and 2021, the Company’s portfolio of investments held in the Trust Account was comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in cash/money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly, the fair value of the Private Warrants was classified from Level 1 measurement to Level 3 measurement.

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value of held to maturity securities as follows.

	Level	December 31, 2022	December 31, 2021
Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$-	$47,387,687

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$10,643	$180,479

The fair value of the Private Warrants was estimated using Binomial model for the years ended December 31, 2022 and 2021. For the years ended December 31, 2022, and 2021, on the statements of operations, the Company recognized a decrease of $169,836 and $67,155, respectively, in the fair value of warrant liabilities presented respectively, as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	December 31, 2022	December 31, 2021
Volatility	3.40%	10.50%
Share price	10.72	10.20
Expected life of the warrants to convert	5.23	5.56
Risk free rate	4.04%	1.37%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the years ended December 31, 2022 and 2021 was as below:

Derivative Warrant Liabilities as of December 31, 2020	$247,634
Change in fair value of derivative warrant liabilities	(67,155)
Derivative Warrant Liabilities as of December 31, 2021	$180,479

Derivative Warrant Liabilities as of December 31, 2021	$180,479
Change in fair value of derivative warrant liabilities	(169,836)
Derivative Warrant Liabilities as of December 31, 2022	$10,643

BRILLIANT ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS

On January 19, 2023, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  X”), pursuant to which we could borrow up to an aggregate principal amount of $21,350. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note X has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until February 23, 2023. In addition, the Company will further extend the business combination completion window on a monthly basis up to a further two months, or until April 23, 2023, upon deposit of $0.04 per public ordinary share of the Company (the “Top-up Amount”). Notwithstanding the Top-up Amount, the Company undertook to increase the amount to be paid into the Trust Account for each monthly extension from $0.04 to $0.0525. Subsequently, the Company has committed to increase the amount to be paid into the Trust Account for any extension from February 23, 2023 to March 23, 2023 and from March 23, 2023 to April 23, 2023 to $0.08 per ordinary share outstanding. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 159,203 shares, and the Company redeemed such shares for an aggregate amount of $1,706,347, or approximately $10.72 per share.

On February 23, 2023, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  XI”), pursuant to which we could borrow up to an aggregate principal amount of $32,500. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note XI has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until March 23, 2023.

In February 2023, in connection with the Termination Agreement, all 100,000 Representative Shares were cancelled for no consideration.

The Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.