Form 10-Q
period 2023-09-30
Brilliant Acquisition Corp
filed 2023-11-20
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 1,814,696 ordinary shares, no par value, of the registrant issued and outstanding.

BRILLIANT ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BRILLIANT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets – cash	$4,608,097	$6,110,807
Prepaid expenses and other current assets	-	738
Total Current Assets	4,608,097	6,111,545
Total Assets	$4,608,097	$6,111,545

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$470,007	$315,023
Due to related party	1,220,600	970,600
Promissory note – related party	2,960,827	2,680,227
Total Current Liabilities	4,651,434	3,965,850
Derivative warrant liabilities	19,577	10,643
Total Liabilities	4,671,011	3,976,493

Commitments

Ordinary shares subject to possible redemption, 403,696 and 564,936 shares as of September 30, 2023 and December 31, 2022, respectively	4,606,578	6,055,016

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 1,511,000 and 1,511,000 shares issued and outstanding (excluding 403,696 and 564,936 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022	3,880,288	3,880,288
Accumulated deficit	(8,549,780)	(7,800,252)
Total Shareholders’ Deficit	(4,669,492)	(3,919,964)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$4,608,097	$6,111,545

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$116,668	$480,867	$459,994	$1,094,728
Loss from operations	(116,668)	(480,867)	(459,994)	(1,094,728)

Other (expenses) income :
Changes in fair value of derivative warrant liabilities	(9,394)	(106,184)	(8,934)	(44,801)
Interest income	-	8,298	-	64,950
Total other (expenses) income	(9,394)	(97,886)	(8,934)	20,149

Net loss	$(126,062)	$(578,753)	$(468,928)	$(1,074,579)

Weighted average shares outstanding, basic and diluted	1,914,079	4,539,123	1,926,145	5,342,708

Basic and diluted net loss per ordinary share	$(0.07)	$(0.13)	$(0.24)	$(0.20)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit

Balance as of June 30, 2023	1,511,000	$3,880,288	$(8,326,818)	(4,446,530)
Net loss	-	-	(126,062)	(126,062)
Reclassification of temporary equity	-	-	(96,900)	(96,900)
Balance as of September 30, 2023	1,511,000	$3,880,288	$(8,549,780)	(4,669,492)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit

Balance as of December 31, 2022	1,511,000	$3,880,288	$(7,800,252)	(3,919,964)
Net loss	-	-	(468,928)	(468,928)
Reclassification of temporary equity	-	-	(280,600)	(280,600)
Balance as of September 30, 2023	1,511,000	$3,880,288	$(8,549,780)	(4,669,492)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares		Accumulated	Total Shareholder ’
	Shares	Amount	Deficit	Deficit

Balance as of June 30, 2022	1,511,000	$3,880,288	$(6,899,366)	$(3,019,078)
Net loss	-	-	(578,753)	(578,753)
Reclassification of temporary equity	-	-	(353,000)	(353,000)
Change in value of ordinary shares subject to redemption	-	-	(8,298)	(8,298)
Balance as of September 30, 2022	1,511,000	$3,880,288	$(7,839,417)	$(3,959,129)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2021	1,511,000	$3,880,288	$(5,712,294)	$(1,832,006)
Net loss	-	-	(1,074,579)	(1,074,579)
Reclassification of temporary equity	-	-	(987,594)	(987,594)
Change in value of ordinary shares subject to redemption	-	-	(64,950)	(64,950)
Balance as of September 30, 2022	1,511,000	$3,880,288	$(7,839,417)	$(3,959,129)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRILLIANT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(468,928)	$(1,074,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative warrant liabilities	8,934	44,801
Interest earned on marketable securities held in Trust Account	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	738	(51,976)
Accounts payable and accrued expenses	154,984	27,245
Net cash used in operating activities	(304,272)	(1,054,509)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	-
Proceeds from sale of investment of cash in trust account	-	47,387,687
Net cash provided by investing activities	-	47,387,687

Cash Flows from Financing Activities:
Advance from related party	250,000	987,594
Proceeds from promissory note – related parties	280,600	870,100
Repayment of redemption of ordinary shares	(1,729,038)	(17,272,165)
Net cash used in financing activities	(1,198,438)	(15,414,471)

Net Change in Cash	(1,502,710)	30,918,707
Cash – Beginning	6,110,807	283,403
Cash – Ending	$4,608,097	$31,202,110
Supplemental disclosure of non-cash financing activities:
Remeasurement adjustment of ordinary shares to redemption value	280,600	1,052,544

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

At September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income earned from investing the proceeds derived from the Initial Public Offering that have been placed in a trust account as described below.

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

Transaction costs amounted to $2,069,154 consisting of $1,610,000 of underwriting fees and $459,154 of other offering costs. In addition, at September 30, 2023, cash of $1,520 was held outside of the Trust Account (as defined above) and is available for the payment of offering costs and for working capital purposes.

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

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, but currently approximately $11.52 per share, subject to increase of up to an additional $0.08 per share in the event that the Sponsor elects to further extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

Prior to the amendment and restatement of the Articles of Association, the Company had 12 months from the closing of its Initial Public Offering (or until June 25, 2021) to consummate a Business Combination. However, if the Company was not able to consummate a Business Combination by June 25, 2021, the Company could extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees were required to deposit into the Trust Account $460,000 or $0.10 per Unit, up to an aggregate amount of $1,380,000, or $0.30 per Unit, on or prior to the date of the applicable deadline, for each three months. As of the date of this report, the Company was not able to consummate a Business Combination, and extended the period time to consummate a Business Combination four times. Accordingly, the Sponsor made the first deposit of $460,000 on June 22, 2021, the second deposit of $460,000 on September 20, 2021, the third deposit of $460,000 on December 23, 2021 to extend the period of time to consummate its initial business combination by total 13 months from June 25, 2021 until March 23, 2022. On March 18, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination by a further four months, or until July 23, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate amount of 633,792 ordinary shares. As a result, an aggregate amount of $6,529,259 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. The Sponsor deposited a net amount of $634,594 into the Trust Account, representing $0.16 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. The sponsor initially deposited $736,000 and $101,406 was returned to the Sponsor on March 28, 2022 due to the fact that the shareholders elected to redeem an aggregate amount of 633,792 shares in connection with the Special Meeting. On July 13, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination by a further three months, or until October 23, 2022. In connection with the extension the Sponsor deposited $353,000 into the Trust Account, representing $0.12 per public ordinary share that was not redeemed in connection with the shareholder vote to approve the extension. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 1,025,281 shares, and the Company redeemed such shares for an aggregate amount of $10,742,906, or approximately $10.48 per share. On October 17, 2022, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination from October 23, 2022 to up to not later than January 23, 2023, extendable by the Company on a monthly basis without further shareholder approval upon deposit of $0.04 per public ordinary share of the Company. In connection with the extension, Nukkleus deposited $22,600 into the Trust Account, representing $0.04 per public ordinary share that was not redeemed in connection with extending the business combination completion window until November 23, 2022. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 2,375,991 shares, and the Company redeemed such shares for an aggregate amount of $25,180,851, or approximately $10.60 per share. On November 18, 2022, Nukkleus deposited $22,600 into the Trust Account, representing $0.04 per public ordinary share that was not redeemed in connection with extending the business combination completion window until November 23, 2022. On December 19, 2022, Nukkleus deposited $22,600 into the Trust Account, representing $0.04 per public ordinary share that was not redeemed in connection with extending the business combination completion window until January 23, 2023. On January 19, 2023, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination from January 23, 2023 to up to not later than April 23, 2023, extendable by the Company on a monthly basis without further shareholder approval upon deposit of $0.04 per public ordinary share of the Company (the “Top-up Amount”). Notwithstanding the Top-up Amount, the Company undertook to increase the amount to be paid into the Trust Account for each monthly extension from $0.04 to $0.0525. Subsequently, the Company has committed to increase the amount to be paid into the Trust Account for any extension from February 23, 2023 to March 23, 2023 and from March 23, 2023 to April 23, 2023 to $0.08 per ordinary share outstanding. In connection with the extension, Nukkleus deposited $21,350 into the Trust Account, representing $0.0525 per public ordinary share that was not redeemed in connection with extending the business combination completion window until February 23, 2023. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 159,203 shares, and the Company redeemed such shares for an aggregate amount of $1,706,347, or approximately $10.72 per share. On February 23, 2023, Nukkleus deposited $32,500 into the Trust Account, representing $0.08 per public ordinary share that was not redeemed in connection with extending the business combination completion window until March 23, 2023. On April 20, 2023, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination from April 23, 2023 to up to not later than July 23, 2023, extendable by the Company on a monthly basis without further shareholder approval upon deposit of $0.08 per public ordinary share of the Company (the “Top-up Amount”). In connection with the extension, Nukkleus deposited $32,450 into the Trust Account, representing $0.08 per public ordinary share that was not redeemed in connection with extending the business combination completion window until May 23, 2023. The Company may further extend the business combination completion window to up to July 23, 2023 by placing $32,450 into the Trust Account each month without need for further shareholder approval. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 258 shares, and the Company redeemed such shares for an aggregate amount of $2,821, or approximately $10.93 per share. On May 22, 2023, Nukkleus deposited $32,450 into the Trust Account, representing $0.08 per public ordinary share that was not redeemed in connection with extending the business combination completion window until June 23, 2023. On June 21, 2023, Nukkleus deposited $32,450 into the Trust Account, representing $0.08 per public ordinary share that was not redeemed in connection with extending the business combination completion window until July 23, 2023. On July 20, 2023, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination from July 23, 2023 to up to not later than December 23, 2023, extendable by the Company on a monthly basis without further shareholder approval upon deposit of $0.08 per public ordinary share of the Company (the “Top-up Amount”). In connection with the extension, Nukkleus deposited $32,300 into the Trust Account, representing $0.08 per public ordinary share that was not redeemed in connection with extending the business combination completion window until August 23, 2023. The Company may further extend the business combination completion window to up to December 23, 2023 by placing $32,300 into the Trust Account each month without need for further shareholder approval. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 1,779 shares, and the Company redeemed such shares for an aggregate amount of $19,870, or approximately $11.17 per share. On August 22, 2023, Nukkleus deposited $32,300 into the Trust Account, representing $0.08 per public ordinary share that was not redeemed in connection with extending the business combination completion window until September 23, 2023. On September 22, 2023, Nukkleus deposited $32,300 into the Trust Account, representing $0.08 per public ordinary share that was not redeemed in connection with extending the business combination completion window until October 23, 2023. On October 20, 2023, Nukkleus deposited $32,300 into the Trust Account, representing $0.08 per public ordinary share that was not redeemed in connection with extending the business combination completion window until November 23, 2023.

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

Going Concern and Management’s Plan

As of September 30, 2023, the Company had $1,520 cash held in its operating bank account and working capital deficit (excluding cash held in Trust Account) of $1,689,087. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the deadline of a Business Combination is before November 23, 2023 (or up to December 23, 2023 if further extended by placing $32,300 into the Trust Account). If the Company is unable to complete a Business Combination on or prior to the Deadline, the Company may seek approval from its stockholders to extend the completion period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued.

There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period, which is before November 23, 2023 (or December 23, 2023 if further extended by placing $32,300 into the Trust Account).

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

Proposed Business Combination - Nukkleus Inc.

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as amended and restated on June 23, 2023, as amended by the First Amendment to the Amended and Restated Agreement and Plan of Merger on November 1, 2023, and as it may be further amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Nukkleus Inc., a Delaware corporation (“Nukkleus”). Upon consummation of the transactions contemplated by the Merger Agreement, Nukkleus would become the Nasdaq-listed parent company of Brilliant (“PubCo”).

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from our audited consolidated financial statements included in the aforementioned Form 10-K. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,520 in cash and non-cash equivalents and all held in its operating bank account as of September 30, 2023 and had $55,789 in cash and non-cash equivalents and all held in its operating bank account as of December 31, 2022.

Marketable securities held in Trust Account

As of September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash. The Company had nil in Marketable securities held in the Trust Account as of September 30, 2023 and December 31, 2022.

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

The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet on March 28, 2022, an aggregate amount of 633,792 shares were redeemed in connection with the Special Meeting. On July 7, 2022, an aggregate amount of 1,025,281 shares were redeemed in connection with the Special Meeting. On October 17, 2022, an aggregate amount of 2,375,991 shares were redeemed in connection with the Special Meeting. On January 19, 2023, an aggregate amount of 159,203 shares were redeemed in connection with the Special Meeting. On April 20, 2023, an aggregate amount of 258 shares were redeemed in connection with the Special Meeting. On July 20, 2023, an aggregate amount of 1,779 shares were redeemed in connection with the Special Meeting. Accordingly, 403,696 and 564,936 shares of Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, the ordinary shares reflected in the balance sheets is reconciled in the following table:

Ordinary shares subject to possible redemption as of January 1, 2022	$47,387,687
Less: Redemption of 633,792 shares	(6,529,259)
Less: Redemption of 1,025,281 shares	(10,742,905)
Less: Redemption of 2,375,991 shares	(25,180,851)
Add: Accretion of carrying value to redemption value	64,950
Add: Reclassification of temporary equity	1,055,394
Ordinary shares subject to possible redemption as of December 31, 2022	$6,055,016
Less: Redemption of 159,203 shares	(1,706,347)
Less: Redemption of 258 shares	(2,821)
Less: Redemption of 1,779 shares	(19,870)
Add: Reclassification of temporary equity	280,600
Ordinary shares subject to possible redemption as of September 30, 2023	$4,606,578

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(126,062)	$(578,753)	$(468,928)	$(1,074,579)
Weighted average shares outstanding, basic and diluted	1,914,079	4,539,123	1,926,145	5,342,708
Basic and diluted net loss per ordinary share	$(0.07)	$(0.13)	$(0.24)	$(0.20)

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

None.

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

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination by one month. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account US$0.04 per Public Share outstanding, on or prior to the Deadline or the Deadline as extended by any extension period validly exercised.

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

On June 21, 2021, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note II”), pursuant to which we could borrow up to an aggregate principal amount of $460,000. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of our initial business combination. On October 1, 2021, the Promissory Note was amended such that it is due and payable on the date on which we consummate our initial business combination and was made effective as of October 1, 2021. The amount of $460,000 was outstanding under the Promissory Note II as of September 30, 2023.

On September 21, 2021, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note III”), pursuant to which we could borrow up to an aggregate principal amount of $461,000, of which $461,000 was outstanding under the Promissory Note III as of September 30, 2023. The $460,000 was borrowed for the three months extension deposit until December 23, 2021 and the other $1,000 was borrowed for the Trust Account management expense. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

On December 23, 2021, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note IV”), pursuant to which we could borrow up to an aggregate principal amount of $460,000. We borrowed $460,500 in total, including the $460,000 under the Promissory Note IV for the three months extension deposit until March 23, 2022 and $500 due to related party for the Trust Account management expense. The amount of $460,000 was outstanding under the Promissory Note IV as of September 30, 2023. The note was non-interest bearing and payable on the date on which we consummate our initial business combination.

On March 20, 2022, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note V”), pursuant to which we could borrow up to an aggregate principal amount of $634,594. The sponsor initially deposited $736,000 on March 18, 2022, and $101,406 was returned to the sponsor on March 28, 2022 due to the fact that the Company’s shareholders elected to redeem an aggregate amount of 633,792 shares in connection with the Special Meeting. As of September 30, 2023, $634,594 was outstanding under the Promissory Note V. The note is non-interest bearing and payable on the date on which we consummate our initial business combination.

On July 13, 2022, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note VI”), pursuant to which we could borrow up to an aggregate principal amount of $353,000. As of September 30, 2023, $353,000 was outstanding under the Promissory Note  VI. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 1,025,281 shares, and the Company redeemed such shares for an aggregate amount of $10,742,906, or approximately $10.48 per share.

On October 17, 2022, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  VII”), pursuant to which we could borrow up to an aggregate principal amount of $22,600. As of September 30, 2023, $22,600 was outstanding under the Promissory Note VII. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note VII has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until November 23, 2022. In addition, the Company will further extend the business combination completion window on a monthly basis up to a further two months, or until January 23, 2023, upon deposit of $0.04 per public ordinary share of the Company. In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 2,375,991 shares, and the Company redeemed such shares for an aggregate amount of $25,180,851, or approximately $10.60 per share.

On November 18, 2022, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  VIII”), pursuant to which we could borrow up to an aggregate principal amount of $22,600. As of September 30, 2023 was outstanding under the Promissory Note VIII. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note VIII has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until December 23, 2022.

On December 19, 2022, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  IX”), pursuant to which we could borrow up to an aggregate principal amount of $22,600. As of September 30, 2023, $22,600 was outstanding under the Promissory Note IX. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note IX has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until January 23, 2023.

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

On July 20, 2023, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  XVI”), pursuant to which we could borrow up to an aggregate principal amount of $32,300. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note XVI has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until August 23, 2023. In addition, the Company will further extend the business combination completion window on a monthly basis up to a further four months, or until December 23, 2023, upon deposit of $0.08 per public ordinary share of the Company (the “Top-up Amount”). In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 1,779 shares, and the Company redeemed such shares for an aggregate amount of $19,870, or approximately $11.17 per share.

On August 22, 2023, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  XVII”), pursuant to which we could borrow up to an aggregate principal amount of $32,300. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note XVII has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until September 23, 2023.

On September 22, 2023, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note  XVIII”), pursuant to which we could borrow up to an aggregate principal amount of $32,300. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note XVIII has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until October 23, 2023.

On October 20, 2023, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note XIX”), pursuant to which we could borrow up to an aggregate principal amount of $32,300. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note XIX has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until November 23, 2023.

Advance from related party

As of September 30, 2023, the Sponsor advanced $1,220,600 to the Company for working capital purposes. For the nine months ended September 30, 2023, the Company borrowed $250,000 to pay for operating costs and expenses related to the Business Combination. The advance is non-interest bearing and due on demand.

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

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — On June 26, 2020, the Company amended its Amended and Restated Memorandum and Articles of Association such that it is authorized to issue an unlimited number of ordinary shares, with no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. There were 1,511,000 shares of ordinary shares issued and outstanding, excluding 403,696 and 564,936 ordinary shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively.

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2023, the Company had 261,000 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

As of September 30, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. As of September 30, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account was comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly, the fair value of the Private Warrants was classified from Level 1 measurement to Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value of held to maturity securities as follows.

Description	Level	September 30, 2023	December 31, 2022

Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$-	$-

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$19,577	$10,643

BRILLIANT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value of the Private Warrants was estimated using Binomial model for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022 on the statements of operations, the Company recognized an increase of $8,934 and $44,801 in the fair value of warrant liabilities presented respectively, as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	September 30, 2023	December 31, 2022
Volatility	3.48%	3.40%
Share price	11.62	10.72
Expected life of the warrants to convert	5.07	5.23
Risk free rate	4.57%	4.04%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the nine months ended September 30, 2023 and 2022 were as below:

Derivative Warrant Liabilities as of December 31, 2021	$180,479
Change in fair value of derivative warrant liabilities	(5,041)
Derivative Warrant Liabilities as of March 31, 2022	$175,438
Change in fair value of derivative warrant liabilities	(56,342)
Derivative Warrant Liabilities as of June 30, 2022	$119,096
Change in fair value of derivative warrant liabilities	106,184
Derivative Warrant Liabilities as of September 30, 2022	$225,280

Derivative Warrant Liabilities as of December 31, 2022	$10,643
Change in fair value of derivative warrant liabilities	925
Derivative Warrant Liabilities as of March 31, 2023	$11,568
Change in fair value of derivative warrant liabilities	(1,385)
Derivative Warrant Liabilities as of June 30, 2023	$10,183
Change in fair value of derivative warrant liabilities	9,394
Derivative Warrant Liabilities as of September 30, 2023	$19,577

NOTE 10. SUBSEQUENT EVENTS

On October 20, 2023, the Company issued an unsecured promissory note to Nukkleus (the “Promissory Note XIX”), pursuant to which we could borrow up to an aggregate principal amount of $32,300. The note is non-interest bearing and payable on the date on which we consummate our initial business combination. The proceeds of the Promissory Note XIX has been deposited in the Company’s Trust Account in connection with extending the business combination completion window until November 23, 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 24, 2019 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2023, we had net loss of $126,062, which consisted of operating costs of $116,668 and a decrease in fair value of derivative warrant liabilities of $9,394.

For the three months ended September 30, 2022, we had net loss of $578,753, which consisted of operating costs of $480,867 and an increase in fair value of derivative warrant liabilities of $106,184, offset by interest income on marketable securities held in the Trust Account of $8,298.

For the nine months ended September 30, 2023, we had a net loss of $468,928, which consisted of operating costs of $459,994 and a decrease in fair value of derivative warrant liabilities of $8,934.

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

For the nine months ended September 30, 2023, cash used in operating activities was $304,272. Net loss of $468,928 was impacted by an increase in fair value of derivative warrant liabilities of $8,934 and changes in operating assets and liabilities, which provided $155,722 of cash.

For the nine months ended September 30, 2023, cash provided by (used in) investing activities was nil.

For the nine months ended September 30, 2023, cash used in financing activities was $1,198,438, primarily due to the $1,729,038 of cash used for the repayment of redemption of 161,240 shares, against $280,600 of cash from promissory note to the Sponsor and $250,000 of cash advanced from the Sponsor.

 As of September 30, 2023, we had cash held in the Trust Account of $4,606,578. On July 8, 2022, we moved all of the assets held in the Trust Account from money market funds to cash. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had $1,520 of cash held in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

As of September 30, 2023, we had $1,520 of cash held in our operating bank account, a working capital deficit balance (excluding cash held in Trust Account) of $1,689,087, and less than twelve months to complete a business combination. No assurances can be given that the Company will complete a business combination before November 23, 2023, the Company’s liquidation date, or through twelve months following the issuance of this report.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an additional extension of the deadline or complete a business combination by November 23, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 23, 2023. The Company intends to complete a business combination before the mandatory liquidation date or obtain approval for an extension. See Note 1 for additional information on the Company further extending the initial business combination deadline to December 23, 2023 upon funding the Trust Account by an additional $0.08 per outstanding ordinary share without further shareholder approval.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2023 because of a material weakness in the internal control over financial reporting related to the accounting for complex financial instruments related to the warrants and redeemable shares we issued in connection with its Initial Public Offering.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 20, 2023, the shareholders of the Company approved the extension of the period of time the Company has to consummate its initial business combination from July 23, 2023 to up to not later than December 23, 2023, extendable by the Company on a monthly basis without further shareholder approval upon deposit of $0.08 per public ordinary share of the Company (the “Top-up Amount”). In connection with a special meeting to approve the extension of the business combination period, the Company’s shareholders elected to redeem an aggregate amount of 1,779 shares, and the Company redeemed such shares for an aggregate amount of $19,870, or approximately $11.17 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, dated as of June 23, 2023, by and among Nukkleus Inc., Brilliant Acquisition Corporation, and BRIL Merger Sub, Inc.(1)
2.2	Amendment No 1. to Amended and Restated Agreement and Plan of Merger, dated as of November 1, 2023, by and among Nukkleus Inc. and Brilliant Acquisition Corporation(2).
3.1	Second Amended and Restated Memorandum and Articles of Association(3)
3.2	Amended and Restated Articles of Association(4)
10.1	Promissory Note, dated July 20, 2023.(4)
10.2	Promissory Note, dated August 22, 2023.(5)
10.3	Promissory Note, dated September 22, 2023.(6)
10.4	Promissory Note, dated October 20, 2023.(7)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 26, 2023 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2023 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 29, 2020 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 21, 2023 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 23, 2023 and incorporated by reference herein.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 22, 2023 and incorporated by reference herein.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIANT ACQUISITION CORPORATION

Date: November 20, 2023	/s/ Peng Jiang
	Name:	Peng Jiang
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)