Form 10-K
period 2023-09-30
Nukkleus Inc.
filed 2024-07-12
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

001-39341

Commission file number

Nukkleus Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Washington Boulevard, Jersey City, New Jersey	07310
(Address of principal executive offices)	(Zip Code)

212-791-4663

Registrant’s telephone number, including area code

Brilliant Acquisition Corporation

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NUKK	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one Share of Common Stock for $11.50 per share	NUKKW	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,133,000 as of March 31, 2023, based upon the closing stock price $10.9782 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding June 11, 2024
Common Stock, $0.0001 par value per share	14,802,414 shares

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;

●	economic, competitive, business and other conditions in our local and regional markets;

●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in our industry;

●	changes in our business and growth strategy, capital improvements or development plans;

●	the availability of additional capital to support development; and

●	other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

All references in this Form 10-K that refer to the “Company”, “Nukkleus”, “we,” “us” or “our” refer to Nukkleus Inc. and its consolidated subsidiaries.

i

PART I

Item 1. Business.

Nukkleus Inc. (formerly known as, Brilliant Acquisition Corporation) (the “Company” or “Nukkleus”) was formed on May 24, 2019. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities. on June 23, 2023, Brilliant Acquisition Corporation, a British Virgin Islands company (prior to the Merger “Brilliant”, and following the Merger, a Delaware corporation “Nukkleus”), entered into an Amended and Restated Agreement and Plan of Merger (as amended by the First Amendment to the Amended and Restated Agreement and Plan of Merger on November 1, 2023, the “Merger Agreement”), by and among Brilliant BRIL Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Brilliant (“Merger Sub”), and Nukkleus Inc., a Delaware corporation (“Old Nukk”). Old Nukk (f/k/a Compliance & Risk Management Solutions Inc.) was formed on July 29, 2013 in the State of Delaware as a for-profit Company and established a fiscal year end of September 30.

The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub merged with and into Old Nukk (the “Merger”), with Old Nukk surviving as a wholly-owned subsidiary of Brilliant. In connection with the Merger, Brilliant changed its name to “Nukkleus Inc.” (“Nukkleus” or “Combined Company”). The Merger and other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

In connection with the Business Combination, Brilliant changed its name to “Nukkleus Inc.” The Business Combination was completed on December 22, 2023.

Overview

As a result of Business Combination, we are now a financial technology company with the aim of providing blockchain-enabled technology solutions.

Nukkleus Technology

Our Nukkleus Technology business unit offers a full-service transactions technology and advisory business providing end-to-end transactions technology solutions. We offer an advanced transactions platform for dealing and risk management with global liquidity and customizable leverage, where users have control over quote and liquidity strategies. Such technology and advisory services are currently offered through our GSA with FXDD (for more information see the section captioned “GSA Agreements” below).

Digital RFQ

Through our Digital RFQ subsidiary, we aim to provide cross-border payment and transactions solutions to institutional investors, and offer blockchain-enabled financial services solutions to institutional investors in a secure, compliant and globally accessible manner. The blockchain-enabled payment gateway we have developed has the capability to deliver global cross-border transfers of fiat currencies using blockchain rails. Digital RFQ currently offers payment and settlement services, including those utilizing blockchain networks, but does not provide custody or wallet services with respect to digital assets, and does not hold digital assets, reducing the risks and regulatory burden on its business. In future, Digital RFQ plans to offer a white-labelled digital bank with end-to-end digital banking solutions for international business. We are uncertain as to when we will be able to offer these products and intend to evaluate potential strategic opportunities for DigiClear which may include the sale of the assets or a joint venture, of which there is no guarantee. Our competitors in this product category are banks and other financial institutions, and we intend to compete by offering faster and more reliable products using more advanced technology. Products and services offered by Digital RFQ are distributed through our website.

Digital RFQ is regulated in the United Kingdom by the Financial Conduct Authority and is in good standing and is and has been in the past in material compliance with the applicable laws, rules and regulations promulgated thereby. Digital RFQ is subject to Anti Money Laundering (“AML”) and Counter Terrorist Finance (“CTF”) regulations consistent with our authorization by the Financial Conduct Authority as an Electronic Money Directive Agent, among others. For a discussion of the various laws and regulations Digital RFQ is subject.

The “blockchain technology” used by Digital RFQ in its payment processing business includes only advanced-stage and fully tested, well-established and fully collateralized stablecoins operated on the Bitcoin, Ethereum and Tron networks. However, in future, we will be free to use other blockchain networks if we determine that they offer more sophisticated or secure technology. Based on our risk assessments, we determine the appropriate network to use for a particular transaction or customer. We do not use stablecoins of an algorithmic nature, and in the event that we determine any particular stablecoin presents a threat or risk to the security of our business, customers or the transactions we process, we promptly move to another stablecoin network. We do not accept payment in digital assets and do not hold digital assets for investment or offer digital wallet services. For a description of the risks associated with the use of blockchain technology in financial services generally, and payment processing specifically.

DigiClear

Through DigiClear, we plan to develop technology that offers a custody and settlement utility operating system aiming to deliver value and a high-functioning automated post-trade solution. DigiClear aims to provide clients with the means to transfer underlying assets to alternative custodians at any time. We intend for DigiClear to use hardware security modules to offer technology that can secure client assets to block any unwanted modification of client settlement instructions or transfers. We expect that the transfer process that DigiClear’s technology will offer will be fully automated, monitored and can be processed within milliseconds. We are uncertain as to when we will be able to offer these products and intend to evaluate potential strategic opportunities for DigiClear which may include the sale of the assets or a joint venture, of which there is no guarantee. Our competitors in this product category are banks and other financial institutions and smaller financial technology companies, and we intend to compete by offering faster and more reliable products using more advanced technology. Assuming we are offer DigiClear products and services once commercially developed these will be distributed through our website.

(1)	Emil Assentato owns 100% of DMA.
(2)	Emil Assentato directly owns approximately 85% of Max Q, and indirectly owns an additional 1%. The remainder of Max Q is owned by various individuals and entities unaffiliated with Nukkleus’s officers and directors.
(3)	Emil Assentato owns 1% of Currency Mountain Malta LLC, and the remainder of Currency Mountain Malta LLC is owned by Rubens Investment Services, Inc., a wholly owned subsidiary of Compagnie Financière Tradition, a public company based in Switzerland, both of which are unaffiliated with Nukkleus’s officers and directors.
(4)	See section entitled “Security Ownership of Certain Beneficial Owners and Management” for director and officer beneficial ownership of Nukkleus shares. As Nukkleus’s common stock is quoted for trading on the OTC Pink Sheets, information on its other owners is not readily available.
(5)	Jamal Khurshid and Nicholas Gregory own, directly and indirectly, approximately 40% and 10% of Jacobi, respectively. The remainder of Jacobi is owned by various individuals and entities unaffiliated with Nukkleus’s officers and directors.
(6)	Navarock, Ltd., an entity unaffiliated with Nukkleus’s officers and directors, owns the remaining 50% of Digiclear.
(7)	Angel Holdings LLC, an entity unaffiliated with Nukkleus’s officers and directors, owns the remaining 49% of DRFQ Emerging Markets.

Recent Developments

Merger Agreement – Brilliant Acquisition Corporation

On June 23, 2023, Brilliant Acquisition Corporation, a British Virgin Islands company (prior to the Merger “Brilliant”, and following the Merger, a Delaware corporation “Nukkleus”), entered into an Amended and Restated Agreement and Plan of Merger (as amended by the First Amendment to the Amended and Restated Agreement and Plan of Merger on November 1, 2023, the “Merger Agreement”), by and among Brilliant BRIL Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Brilliant (“Merger Sub”), and Nukkleus Inc., a Delaware corporation (“Old Nukk”).

The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub merged with and into Old Nukk (the “Merger”), with Old Nukk surviving as a wholly-owned subsidiary of Brilliant. In connection with the Merger, Brilliant changed its name to “Nukkleus Inc.” (“Nukkleus” or “Combined Company”). The Merger and other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

Brilliant held a special meeting, at which its shareholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement dated November 13, 2023 (the “Joint Proxy Statement/Prospectus”) and filed with the Securities and Exchange Commission (“SEC”), including, among other things, the adoption of the Merger Agreement. On December 22, 2023, as contemplated by the Merger Agreement, Merger Sub merged with and into Old Nukk, and the separate corporate existence of Merger Sub ceased, with Old Nukk being the surviving corporation and wholly owned subsidiary of Brilliant. The reverse transaction was accounted for as a reverse recapitalization and the financial information throughout is Old Nukk.

In connection with the Business Combination, Brilliant (a) re-domiciled out of the British Virgin Islands and continued as a company incorporated in the State of Delaware, prior to the Closing (the “Domestication”); (b) upon the Domestication adopted the Interim Charter; (c) filed an amended and restated certificate of incorporation (the “Amended Certificate of Incorporation”) and (d) changed its name to “Nukkleus Inc.”

Business Combination Consideration

As a result of the Business Combination, all of the outstanding shares of common stock, par value $0.0001 per share, of Old Nukk (“Old Nukk Common Stock”) were cancelled in exchange for the right to receive a pro-rata portion of 10,500,000 shares of common stock of Brilliant (“Brilliant Common Stock”). Each outstanding option to purchase shares of Old Nukk Common Stock (whether vested or unvested) was assumed by Brilliant and automatically converted into an option to purchase shares of Brilliant Common Stock (each, an “Assumed Option”). The holder of each Assumed Option has: (i) the right to acquire a number of shares of Brilliant Common Stock equal to (as rounded down to the nearest whole number) the product of (A) the number of shares of Old Nukk Common Stock subject to such option prior to the effective time of the Merger, multiplied by (B) the exchange ratio of 1:35 (the “Exchange Ratio”); (ii) have an exercise price equal to (as rounded up to the nearest whole cent) the quotient of (A) the exercise price of the option, divided by (B) the Exchange Ratio; and (iii) be subject to the same vesting schedule as the applicable option of Old Nukk.

In connection with the Domestication, all of the issued and outstanding ordinary shares, no par value per share, of Brilliant (“Brilliant Ordinary Shares”), rights to receive one-tenth of one ordinary share of Brilliant per right (“Brilliant Rights”) and warrants entitling the holder thereof to purchase one Brilliant Ordinary Share at a price of $11.50 per Brilliant Ordinary Share (“Brilliant Warrants”) will remain outstanding and become substantially identical securities of the SPAC as a Delaware corporation. The holders of Brilliant securities, other than Brilliant’s sponsor or affiliates, received an additional issuance, as follows: (1) in the case of holders of Brilliant Ordinary Shares, such number of newly issued shares of Brilliant Common Stock equal to a pro rata share of the Backstop Pool (as defined below); and (2) in the case of holders of Brilliant Rights, such number of shares of Brilliant Common Stock equal to a pro rata share of the Backstop Pool, in each case subject to rounding in accordance with the Merger Agreement (such ratio of the aggregate number of shares of Brilliant Common Stock issuable to each Brilliant public shareholder, including such shareholder’s share in the Backstop Pool, to the aggregate number of Brilliant Ordinary Shares and Brilliant Rights held by such Brilliant public shareholder, the “SPAC Additional Share Ratio”). Outstanding Brilliant Warrants held by holders other than Brilliant’s sponsor or affiliates received a number of Brilliant Warrants equal to one warrant exercisable to receive one share of Brilliant Common Stock plus an additional number of warrants equal to the SPAC Additional Share Ratio, with each warrant exercisable to receive one share of Brilliant Common Stock per warrant. The Backstop Pool is defined in the Merger Agreement as a pool of shares of Brilliant Common Stock equal to the lower of (1) 1,012,000 and (2) 40% of the aggregate number of Brilliant Ordinary Shares and Brilliant Rights, subject to rounding in accordance with the Merger Agreement. In connection with the Business Combination, the Backstop Pool was equal to 40% of the aggregate number of Brilliant Ordinary Shares and Brilliant Rights.

Closing

In connection with the Business Combination, holders of 330,345 shares of Brilliant Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.57 per share, for an aggregate redemption amount of $3,822,431.16.

Immediately after giving effect to the redemption of 256,994 shares of Brilliant Ordinary Shares in connection with the Business Combination, there were 1,557,702 shares of Brilliant Ordinary Shares (consisting of Brilliant public shares Brilliant founder shares, and Brilliant private shares) and 6,701,000 Brilliant Warrants outstanding.

After giving effect to the redemption of Brilliant Common Stock in connection with the Business Combination, and the Business Combination, there are 13,899,712 shares of Nukkleus Common Stock, and 6,701,000 Nukkleus Warrants outstanding. Upon the consummation of the Business Combination, Nukkleus Common Stock and Nukkleus Warrants began trading on December 26, 2023 on the NASDAQ under the symbols “NUKK and “NUKKW” respectively. The Brilliant Common Stock, Brilliant Units, Brilliant Rights and Brilliant Warrants ceased trading under the symbols BRLI, BRLIU, BRLIR and BRLIW.

Following the Business Combination, Old Nukk stockholders own approximately 78.3% of the Combined Company, Brilliant’s public stockholders own approximately 0.5% of the Combined Company, Brilliant’s sponsor and Brilliant’s, officers, directors and advisors (collectively the “Initial Stockholders”) own approximately 8.0% of the Combined Company.

Lock-Up Agreement

In connection with the Closing, the Sponsor, certain stockholders of Brilliant and certain former equity holders of Old Nukk (each, a “Lock-up Holder”) entered into an agreement (the “Lock-Up Agreement”), pursuant to which and subject to certain customary exceptions, during the period commencing on the date of the Closing and ending on the date that is two (2) years after the consummation of the Business Combination such Lock-up Holder agreed not to (i) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the Lock-up Shares (as defined in the Lock-Up Agreement, which shall include certain securities held by the Lock-Up Holders), (ii) enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such Lock-up Shares, whether any of these transactions are to be settled by delivery of any such Lock-up Shares, in cash or otherwise, (iii) publicly disclose the intention to make any offer, sale, pledge or disposition, or (iv) enter into any transaction, swap, hedge or other arrangement, or engage in any short sales with respect to any security of Brilliant.

Registration Rights Agreement

In connection with the Closing, Nukkleus entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, Brilliant, Nukkleus and the other parties thereto agreed to, among other things, file a resale shelf registration statement registering certain of the securities held by the Holders (as defined in the Registration Rights Agreement, which includes certain stockholders of Brilliant and certain equity holders of Old Nukk) no later than 45 business days after the Closing of the Business Combination. The Registration Rights Agreement also provides certain registration rights, including customary demand registration rights and piggyback registration rights to the Holders, subject to customary exceptions, terms and conditions. Nukkleus also agreed to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

White Lion Stock Purchase Agreement

On May 17, 2022, the Company entered into a Stock Purchase Agreement (the “White Lion Agreement”) with White Lion Capital Partners, LLC a California-based investment fund (“White Lion”). Under the terms of the White Lion Agreement, the Company had the right, but not the obligation, to require White Lion to purchase shares of its common stock up to a maximum amount of $75,000,000. On February 21, 2024, the Company terminated the White Lion Agreement.

GSA Agreements

On May 24, 2016, Nukkleus Limited entered into a General Service Agreement to provide its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to FML Malta Ltd. In December 2017, Nukkleus Limited, FML Malta Ltd. and TCM entered into a letter agreement providing that there was an error in drafting the General Service Agreement and acknowledging that the correct counter-party to Nukkleus Limited in the General Service Agreement is TCM. Accordingly, all references to FML Malta Ltd. have been replaced with TCM. TCM is a private limited liability company formed under the laws of Malta. The General Service Agreement entered with TCM provides that TCM will pay Nukkleus Limited at minimum $2,000,000 per month. On October 17, 2017, Nukkleus Limited entered into an amendment of the General Service Agreement with TCM. In accordance with the amendment, which was effective as of October 1, 2017, the minimum amount payable by TCM to Nukkleus Limited for services was reduced from $2,000,000 per month to $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of TCM.

In addition, on May 24, 2016, in order to appropriately service TCM, Nukkleus Limited entered into a General Service Agreement with FXDIRECT, which provides that Nukkleus Limited will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. On October 17, 2017, Nukkleus Limited entered into an amendment of the General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by Nukkleus Limited to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC. Due to non-payment by TCM under the GSA, the Company has advised TCM that the GSA has been terminated. The Company has historically generated substantially most of its revenue through the services rendered under the GSA. The Company is repositioning its focus on digital assets as the services generated under the GSA with TCM generated limited net income.

The foregoing descriptions of the terms and conditions of the General Services Agreement with FML Malta Ltd, the amendment to such General Services Agreement, and the General Services Agreement with FXDIRECT are not complete and are qualified in their entirety by the full text of the applicable agreement, which are filed herewith as Exhibit and incorporated herein by reference.

The Market Opportunity

The FX market is a global, decentralized market for the trading of currencies. Nukkleus’s management believes that FX trading involves the simultaneous buying and selling of a currency pair for the purposes of hedging currency risk or to generate a profit. Nukkleus’s management believes that the FX market, once limited to large financial institutions, has expanded and matured over the past decade, and now captures a wide range of participants, including central banks, commercial banks, non-bank corporations, hedge funds, brokers and individual investors and traders. The market’s expansion has helped lead to a significant increase in trading activity. In addition to the increase in the breadth of market participants, management believes the key factors driving higher transaction volumes include the adoption of electronic and high frequency trading, tighter trading spreads, rising volatility among currencies and enhanced access to FX trading markets for retail investors.

Management believes that FX trading, initially utilized primarily for hedging purposes, has evolved as investor sophistication levels have risen, trading costs have fallen, and as currencies have become increasingly viewed as a viable investment asset class. FX’s low, (or even negative) correlation among certain other portfolio assets, namely equities and fixed income, may help investors reduce overall portfolio volatility. As such, we believe that currencies are often viewed as an important portfolio diversification tool.

Participants in the retail FX market are geographically dispersed. Retail FX brokers are seeking to expand their presence in projected high growth regional areas, such as Asia and the Middle East.

Systems and Services

Nukkleus provides its services in the following service categories. Under the General Services Agreement which is presently in process of being cancelled, Nukkleus has historically provided software technology and technical support to TCM in each of these service categories.

●	Category One: Introducing Broker Dealer Network and the Introducing Broker Interface

●	Category Two: Bridging software to the XWare (MT4 and MT5) platforms

●	Category Three: Forex Market Liquidity Access

●	Category Four: Turnkey risk management support software and Risk Management Team

●	Category Five: Front End Software Retail Trading Platforms and Customer Application Systems

●	Category Six: Back Office Systems management

Category One: Introducing Broker Dealer Network

Nukkleus has historically provided clients an introducing broker (IB) network spread across China, Japan and the Middle East. The Company initially provided TCM with FX services. The agreement with TCM is presently in the process of being cancelled and, as a result, the Company is now seeking other clients to offer the services it provides to the FX industry. Our approach to the retail FX market is to focus on the development of relationships with independent local referring brokers who provide a recurring source of new customers. These referring brokers do not have an exclusive relationship with us, but are offered a competitive commission structure to deliver new customers to us. Our account managers primarily focus on building relationships with referring brokers, and master referring brokers (who refer other referring brokers to us), as well as with customers referred to us by referring brokers and acquired by us directly. We believe this approach, in contrast to retail FX brokers that focus solely or primarily on acquiring accounts through online marketing campaigns, has allowed us to provide services which allows entities to achieve strong levels of net trading income, and accounts, as well as lower up front customer acquisition costs and greater customer satisfaction. Referring brokers are typically either individuals who are current or former FX traders or individuals or companies active in the area of FX trading and education and investment services advisory business.

The Introducing Broker Interface:    The Introducing Broker (“IB”) interface empowers our partners to view real time account data such as payouts, customer activity and reports.

Nukkleus is seeking to deliver the software product in this category to clients in the FX industry and does not monitor or measure the number of end users of the software.

Category Two: Bridging Software to the XWare (MT4 and MT5) platforms

XWare 4 Bridge:    The MT4 Bridge is a middleware product that connects the XWare server with the XW Trading System. The Bridge passes both market data (i.e. quotes) and trading data (i.e. trade executions) between MT4 and the XW servers. By seamlessly integrating the two, the Bridge allows for real time trade execution, reduced slippage, and access to liquidity through the XW Liquidity Matrix.

Category Three: Forex Market Liquidity Access

XWare Liquidity Matrix:    Dealers need access to as much liquidity as possible. Forexware’s liquidity aggregation technology supports API from most of the world’s largest liquidity providers, including banks, hedge funds and electronic communication networks (ECN). Our aggregation technology integrates seamlessly with customers’ existing infrastructure, providing the power to optimize trading processes, manage accounts and revealing the most relevant information to make effective trading decisions.

The XWare Liquidity Bridge:    With the XWare liquidity bridge, brokers can automatically submit trade requests to the liquidity provider of choice and receive confirmation prior to sending an “accept” or “reject” message to the broker’s client. The XWare Liquidity Bridge was developed to improve liquidity processes, risk and availability by providing a direct line of communication to vital backend processes. Brokers can create unique price streams from aggregated liquidity with sophisticated control over liquidity sources, pricing models, execution models and risk management.

XWare Live Rate Feed:    The XWare Live Rate Feed provides customers with streaming liquidity and prices in real time that integrate seamlessly with existing trading platforms. The Quote Aggregator identifies outliers and bad ticks to ensure our clients capture accurate and reliable pricing to protect them from price fluctuations and anomalies that frequently occur with Liquidity Providers.

Category Four: Turnkey Risk Management Support Software, and Risk Management Team

Nukkleus, by arrangement pursuant to our services agreement with FXDIRECT, fields a risk management team of seasoned professionals who constantly monitor liquidity flows and manage the hedging of transactions on a 24 / 7 basis, with three eight-hour shifts. This service is offered to third-party clients who request this service.

XWare Risk Monitor:    The XWare Risk Manager is an essential component of the Forexware’s turnkey Xware suite, offered to new brokers entering the market, or existing brokers looking to replace their existing systems. Our management is of the belief that the Risk Manager software suite is the most vigorous and advanced risk management system available in the market today providing customers the power to customize risk management settings at their fingertips.

Category Five: Front End Software Retail Trading Platforms and Customer Application Systems

XWare Trader:    is a proprietary platform for retail and institutional traders. It offers fully customizable layouts including colors, layout manager and undocking of windows. Advanced charting, one-click trading, and automated execution for algo traders are all embedded in a modern interface.

Swordfish Trader:    Swordfish Trader is a proprietary platform for retail and institutional traders. It offers fully customizable layouts including colors, layout manager, and undocking of windows. Advanced charting, one-click trading, and automated execution for algo traders are all embedded in a modern interface. Swordfish further offers risk management monitors unique from other trading platforms. Nukkleus has also acquired the right to apply for a US federal copyright in relation to Swordfish Trader.

Category Six: Back Office Systems Management:

XWare Apptracker:    Xware Apptracker is a data workflow system designed to automate and manage new customer applications and account information in a centralized location. Xware App Tracker provides customers easy to use tools that save time, organize and track customer application information and manage new customer contract details for fast and efficient review and approval.

Reporting System:    This complex and proprietary application generates customized reports, with numerous data queries pre-loaded to run in addition to those a client to choose to customize. It is designed to pull any number of named, defined data fields from both local databases and those from third party-run databases.

In regard to its Digital RFQ business, Nukkleus currently can quantify and monitor certain metrics and indicators on a weekly, monthly, quarterly, semi-annual, and annual basis, including the following. For a discussion of the KPIs Nukkleus currently tracks.

●	New Clients,

●	Total Trade Volume,

●	Total Trade Profit,

●	Total Trade Margin,

●	Total Trading Clients,

●	Average Trade Volume,

●	Average Trade Profit,

●	Average Trade Margin,

●	Top 10 Trading Clients,

●	Top 10 Trading Volume,

●	Top 10 Trade Profit,

●	Top 10 Trade Margin,

●	Transaction time with intercompany transfers, and

●	Transaction time with international payments.

The Company has agreed, in its good faith, that it is open to negotiate the sale of its wholly owned subsidiary, Digital RFQ Ltd. (“Digital”) to Digital’s current management team led by Jamie Khurshid subject to approval of the Company’s Board of Directors and shareholders and subject to compliance with all federal, state and Nasdaq rules.

Intellectual Property

We have several registered trademarks and service marks (US and foreign) and software assets. We also intend to pursue additional foreign trademark registrations. Nukkleus has been assigned various registrations and trademarks relating to:

●	Forexware

●	MTXTREME

●	Total Broker Solution

●	Extreme Spreads

●	When the News Breaks, Be there to Trade it

●	Swordfish

Nukkleus has further acquired Patent Number 8799142 in relation to Forexware Patent. This relates to a method of displaying information associated with currency exchange transactions in real time.

In addition to the revenues from our General Services Agreement with TCM, Nukkleus received revenue from financial services through Digital RFQ.

Corporate Office

Nukkleus’s principal executive office is 525 Washington Blvd, 14th Floor, Jersey City, New Jersey 07310. Our main telephone number is 212-791-4663.

Employees

We have the equivalent to approximately 12 employees, of which 11 employees work for Digital RFQ and one employee works for Nukkleus. Through our relationship with FXDIRECT, we have access to approximately 30 account managers who speak over 10 different languages, and FXDIRECT has contractual relationships with hundreds of referring brokers in at least twenty different countries. It also has contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as it expands activities and brings new projects online.

Item 1A. Risk Factors.

Risks Related to Nukkleus’s Business

We have a limited operating history in an evolving and highly volatile industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Nukkleus, the wholly owned operating subsidiary, was formed in 2013 and since then our business model has continued to evolve. In 2021, we acquired a controlling interest in Match. In 2019, our Digital RFQ indirect subsidiary, and wholly owned subsidiary of Match, began to operate a payment processing business partly using blockchain technology. The comparability of our results in prior quarterly or annual periods should not be viewed as an indication of future performance. The “blockchain technology” used by Digital RFQ in its payment processing business and referred to throughout this annual report is intended to refer to stablecoins operated on the Bitcoin, Ethereum and Tron networks, or such other blockchain networks as Digital RFQ may determine to be reliable and well established in the financial services industry, at an advanced stage and fully tested and collaterialized based on certain criteria summarized below. The blockchain networks used by Digital RFQ in its payment processing business are maintained and operated by third parties.

Because Digital RFQ makes use of blockchain technology only to process payments and does not hold digital assets, the criteria for the adoption and use of any blockchain network may differ from those of investors in stablecoins. Digital RFQ evaluates each blockchain and/or stablecoin on a daily and transaction-by-transaction basis, to minimize any risk associated with the blockchain or stablecoin and to ensure that Digital RFQ can reliably complete the transaction in and out of the stablecoin quickly to minimize such risk. Digital RFQ determines that a blockchain or stablecoin is suitable for use in its payment processing services by assessing the following criteria:

●	First, how widely supported is the blockchain stablecoin combination by Digital RFQ’s trading partners, including the banks and financial institutions Digital RFQ uses to support its business. Having sufficient trading partners that support the blockchain or stablecoin means there may be multiple choices of blockchain to use for any given trade.

●	Second, whether there is sufficient liquidity in those partners’ holdings of the stablecoin to ensure Digital RFQ is able to trade in or out without exposure to volatility and price risk.

To determine whether any blockchain technology meets Digital RFQ’s requirements and is a suitable candidate for use in Digital RFQ’s payment processing business, we assess the following criteria. We monitor these criteria for each blockchain or stablecoin we use regularly on an ongoing basis:

●	Market share. Digital RFQ assesses a blockchain or stablecoin’s share of the stablecoin market as a whole and market capitalization from publicly available information. Some stablecoins have been in existence longer than others and may have a larger market share and market capitalization. These factors also have an influence on the market perception of such stablecoins. For example, USDT ‘Tether’ is the most prominent stablecoin measured by market capitalization but has faced auditing issues, while newer products such as GBPT have had professional Big Four auditors from inception but do not have material market share to date and thus would not be perceived or assessed as at an advanced stage or well established.

●	Auditing and Collateralization. Auditing is paramount to the security and stability of stablecoins and for this reason Digital RFQ will only work with firms that adhere to full collateralization that is independently verified by an outside auditor. Digital RFQ believes that collateralization is key in maturing stablecoins. For example, the UST Terra Luna ‘collapse’ showed that algorithmically-backed stability creates vulnerability to counterparty mismanagement and influence, driven by the difficulty and lack of auditing and intrinsic connection to the Terra network itself. In contrast, collateralized stablecoins such as USDT and USDC are fully backed by reserve fiat currency holdings and can be redeemed by holders for such fiat currency. Digital RFQ also views traditional markets, while much more established, as not completely free of risk since they rely substantially on fractional reserve banking to maintain the market.

●	Counterparty Risk. Digital RFQ assesses counterparty risk in its stablecoin and blockchain selection in the issuer of the stablecoin and its governance and in the banks and financial institutions it uses to source liquidity. Digital RFQ assesses the degree of governance decentralization that may give direct control over funds (as backing, for example) or attack vectors to the governance architecture that could expose control over funds, and determines the degree of counterparty risk from the level of centralization. To assess the degree of centralization, Digital RFQ examines the number of parties controlling the blockchain protocol, the number of holders and the level of founder backing (demonstrated by founders holding a significant amount of the stablecoin). Digital RFQ is able to remain operationally stable throughout any given payment processing transaction due primarily to a robust counterparty infrastructure and minimal exposure to these ‘transit’ legs of the transaction (for more information on the third parties involved in Digital RFQ’s payment processing business, please refer to the section titled “We rely on connectivity to blockchain networks for our Platforms”.

●	Smart Contract Risk. Smart contract risk relates to the technical security of a blockchain or stablecoin based on its underlying code. If one of the supported stablecoins or other digital currencies is compromised, collateral will be affected, thus threatening the solvency of the blockchain protocol. Projects must have undergone audits to be considered. We assess maturity based on the number of days and the number of transactions of the smart contract as a representation of use, community and development. These proxies show how strong the code is.

However, because Digital RFQ makes use of blockchain technology only to process payments, and does not hold digital assets, we are able to constantly monitor the status of any blockchain network or stablecoin before, during and after a payment is processed, and determine which of the available blockchain networks is suitable for a particular transaction. We therefore do not believe we are exposed to material risks associated with holding stablecoins or other digital assets. Furthermore, we do not use stablecoins of an algorithmic nature, and in the event that we determine any particular stablecoin presents a threat or risk to the security of our business, customers or the transactions we process, we promptly move to another stablecoin network. We do not accept payment in digital assets and do not hold digital assets for investment or offer digital wallet services.

Because we have a limited history operating our business at its current scale and scope, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. For example, recently launched services require substantial resources and there is no guarantee that such expenditures will result in profit or growth of our business. The rapidly evolving nature of the market in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our current and future growth effectively could have an adverse effect on our business, operating results, and financial condition.

If we do not effectively manage our growth and the associated demands on our operational, risk management, sales and marketing, technology, compliance and finance and accounting resources, our business may be adversely impacted.

We have experienced recent significant growth through our acquisition of Match. In our recent acquisitions, including our acquisition of Match, our business has become increasingly complex by expanding the services we offer to include financial services and payment processing services. To effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, and managing an employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud, though we have experienced no such material errors, omissions or fraud in the past. For example, our employees may fail to identify transaction errors or fraudulent information provided by our customers. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.

We intend to continue to develop our technology, in particular our blockchain-enabled payment processing offering. Successful implementation of this strategy may require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Our growth may not be sustainable and depends on our ability to retain existing customers, attract new customers, expand product offerings, and increase processed volumes and revenue from both new and existing customers.

The future growth of our business depends on its ability to retain existing customers, attract new customers as well as getting existing customers and new customers to increase the volumes processed through our payments platform and therefore grow revenue. Our customers are not subject to any minimum volume commitments and they have no obligation to continue to use our services, and we cannot be sure that customers will continue to use our services or that we will be able to continue to attract new volumes at the same rate as we have in the past.

A customer’s use of our services may decrease for a variety of reasons, including the customer’s level of satisfaction with our products and services, the expansion of business to offer new products and services, the effectiveness of our support services, the pricing of our products and services, the pricing, range and quality of competing products or services, the effects of global economic conditions, regulatory or financial institution limitations, trust, perception and interest in foreign exchange and payment processing services and in our products and services, or reductions in the customer’s payment and transfer activity. Furthermore, the complexity and costs associated with switching to a competitor may not be significant enough to prevent a customer from switching service providers, especially for larger customers who commonly engage more than one payment service provider at any one time.

Any failure by us to retain existing customers, attract new customers, and increase revenue from both new and existing customers could materially and adversely affect our business, financial condition, results of operations and prospects. These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations.

We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and our operating results will be harmed.

We operate in a rapidly changing and highly competitive industry, and our results of operations and future prospects depend on, among other things:

●	the growth of our customer base,

●	our ability to monetize our customer base,

●	our ability to acquire customers at a lower cost, and

●	our ability to increase the overall value to us of each of our customers while they use our products and services.

Despite the regulatory barriers to enter the markets we serve, we expect our competition to continue to increase. In addition to established enterprises, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, particularly with respect to our digital financial services products, significantly greater financial, technical, marketing and other resources, and a larger customer base than we do. This allows them, among others, to potentially offer more competitive pricing or other terms or features, a broader range of digital financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in customer preferences.

Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract new customers away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or ability to capitalize on new market opportunities.

We currently compete at multiple levels with a variety of competitors, including:

●	payment platforms;

●	banks and non-bank financial institutions (including without limitation those using the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system); and

●	foreign exchange and derivative, including contract for difference (“CFD”), transfer processors.

Because we do not currently control a bank or a bank holding company, we may be subject to regulation by a variety of state, federal and international regulators across our products and services and we rely on third-party banks to provide payment-processing services to our customers. This regulation by federal, state and international authorities increases our compliance costs, as we navigate multiple regimes with different examination schedules and processes and varying disclosure requirements.

We believe that our ability to compete depends upon many factors, both within and beyond our control, including the following:

●	the size, diversity and activity levels of our customer base;

●	the timing and market acceptance of products and services, including developments and enhancements to those products and services offered by us and our competitors;

●	customer service and support efforts;

●	selling and marketing efforts;

●	the ease of use, performance, price and reliability of solutions developed either by us or our competitors;

●	changes in economic conditions, regulatory and policy developments;

●	our ability to successfully execute on our business plans;

●	our ability to enter new markets;

●	general digital payments, capital markets, blockchain and stablecoin market conditions;

●	the ongoing impact of the COVID-19 pandemic; and

●	our brand strength relative to our competitors.

Our current and future business prospects demand that we act to meet these competitive challenges but, in doing so, our revenue and results of operations could be adversely affected if we, for example, increase marketing expenditures or make other expenditures. All of the foregoing factors and events could adversely affect our business, financial condition, results of operations, cash flows and future prospects.

Cyberattacks and security breaches of our systems, or those impacting our customers or third parties, could adversely impact our brand and reputation and our business, operating results and financial condition.

Our business involves the collection, storage, processing and transmission of confidential information, customer, employee, service provider and other personal data, as well as information required to access customer assets. We have built our reputation on the premise that our products and services offer customers a secure way to accept and make payments and store value. As a result, any actual or perceived security breach of us or our third-party partners may:

●	harm our reputation and brand;

●	result in our systems or services being unavailable and interrupt our operations;

●	result in improper disclosure of data and violations of applicable privacy and other laws;

●	result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory and financial exposure;

●	cause us to incur significant remediation costs;

●	lead to theft or irretrievable loss of our or our customers’ assets;

●	reduce customer confidence in, or decreased use of, our products and services;

●	divert the attention of management from the operation of our business;

●	result in significant compensation or contractual penalties from us to our customers or third parties as a result of losses to them or claims by them; and

●	adversely affect our business and operating results.

Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or blockchain companies, whether or not we are directly impacted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us including the market perception of the effectiveness of our security measures and technology infrastructure.

An increasing number of organizations, including large businesses, technology companies and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure. Attacks upon systems across a variety of industries, including the payment processing, forex and CFD industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures.

Although we do not have a past history of material security breaches or cyberattacks, and do not believe we are a target of such breaches or attacks, we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks. We expect to continue to expend significant resources to bolster these protections, but there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may increase over time.

Although we maintain insurance coverage that we believe is adequate for our business, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks, and other types of unlawful activity, or any resulting disruptions from such events. Outages and disruptions of our systems, including any caused by cyberattacks, may harm our reputation and our business, operating results, and financial condition.

Any significant disruption in our technology could adversely impact our brand and reputation and our business, operating results, and financial condition.

Our reputation and ability to grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. The proper functioning of our products and services, the ability of our customers to make and receive payments, and our ability to operate at a high level, are dependent on our ability to access the blockchain networks underlying our Platforms and other supported blockchain-based products and technology, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.

Our systems, the systems of our third-party service providers and partners, and certain blockchain networks, have experienced from time to time and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Some of our systems, including systems of companies we have acquired, or the systems of our third-party service providers and partners are not fully redundant, and our or their disaster recovery planning may not be sufficient for all possible outcomes or events.

If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our services, including our customers’ payments through our Platforms. This could lead to failed or unauthorized payments, incomplete or inaccurate accounting, loss of customer information, increased demand on limited customer support resources, customer claims, and complaints with regulatory organizations, lawsuits, or enforcement actions.

A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Frequent or persistent interruptions in our services could cause current or potential customers or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands.

Moreover, to the extent that any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, are likely to be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation, and damage to our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.

In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could have an adverse impact on our business, internal controls (including internal controls over financial reporting), operating results, and financial condition.

Because we are subject to regulation in certain jurisdictions, frequent or persistent interruptions could also lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or banking relationships that we need to operate, or prevent or delay us from obtaining additional licenses that may be required for our business.

We rely on third parties in critical aspects of our business, which creates additional risk. Our ability to offer our services depends on relationships with other financial services institutions and entities, and our inability to maintain existing relationships or to enter into new such relationships could impact our ability to offer services to customers.

We depend on various third-party partners and payment systems. More specifically, our offering of payments and transfer services depends on our ability to offer blockchain transaction processing, Automated Clearing House network (“ACH”) transaction processing, wire transfer and other payment processing services to our customers.

In order to provide such transaction processing services, we have established relationships with financial institutions whereby such financial institutions provide us with access into the relevant payment networks (e.g., the card networks and the ACH). Our ability to offer our core services depends on our ability to maintain existing relationships with financial institutions and to seek out and obtain new such relationships.

Also, critical aspects of our technology rely on third-party technologies, including blockchain networks. Our regulatory status, the status of our Platforms and of blockchain technologies more generally, may be an impediment to our ability to receive or obtain services from financial institutions. Should our partners cease providing access to such technologies and networks, we would be at risk of being unable to provide the payment processing services that are core to our customer offering.

Third parties upon which we rely to process transactions may refuse to process transactions adequately, may breach their agreements with us, refuse to renew agreements on commercially reasonable terms, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services or suffer outages in their systems, any of which could disrupt our operations and materially and adversely affect our business, financial condition, results of operations and prospects.

Some third parties that provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, there can be no assurance that third parties that provide services directly to us will continue to do so on acceptable terms, or at all, or will not suffer from outages to their systems. If any third parties were to stop providing services to us on acceptable terms, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all, which may materially and adversely affect our business, financial condition, results of operations and prospects.

We are subject to credit risks in respect of counterparties, including financial institutions.

We are and will continue to be subject to the risk of actual or perceived deterioration of the commercial and financial soundness, or perceived soundness, of other financial institutions, in particular in relation to receivables from financial institutions regarding settled payment transactions, and cash and cash-equivalents held at financial institutions. One institution defaulting, failing a stress test or requiring mail-in by its shareholders and/or creditors and/or bail-out by a government could lead to significant liquidity problems and losses or defaults by other institutions. Even the perceived lack of creditworthiness of, or questions about, a counterparty or major financial institution may lead to market-wide liquidity problems and losses or defaults by financial institutions on which we have an exposure. This risk resulting from the interdependence on financial institutions is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as industry payment systems and banks, with whom we interact on a daily basis. Systemic risk, particularly within the United States, could have a material adverse effect on our ability to raise new funding and on our business, financial condition, results of operations and prospects.

Our banking relationships for transaction processing are concentrated in a small number of partners.

We use a small number of banks and financial institutions as banking services providers. Should our relationships with such banks and financial institutions deteriorate, we may be limited in our ability to offer the payment processing services that are core to our offerings. While we have multiple such banking partners and are working to diversify these relationships further, we do not have written agreements with such banks and financial institutions and there remains some risk that, in the short term, our ability to provide payment processing services may be affected by any interruption in the banking services we receive. As such, should our relationships with our existing banking and financial institution partners deteriorate or if such banks and financial institutions make a decision to discontinue the services they provide us, we could lose our ability to process payments, financial transfers and other transactions. In such an event, the value of our services would be negatively impacted and our institutional investor clients could be forced to process smaller transaction volume with us or to cease transaction processing through us entirely.

Certain large customers provide a significant share of our revenue and the termination of such agreements or reduction in business with such customers could harm our business. If we lose or are unable to renew these and other marketplace and enterprise client contracts at favorable terms, our results of operations and financial condition may be adversely affected.

The largest customer, TCM, provides significant contribution to our revenue. The agreement with TCM is presently in the process of being cancelled. For the year ended September 30, 2023, our largest customer, TCM, represented 90.2% of our revenue. Failure to retain TCM and other customers will negatively impact our business and could lead to significant fluctuations in our performance. Customers may seek price reductions when renewing, expanding or changing their services with us and/or when their need for payment, asset storage, investing or capital raise services experiences significant volume changes.

Should the rate of growth of our customers’ business slow or decline, this could have an adverse effect on volumes processed and therefore an adverse effect on our results of operations. If our contracts are terminated by our large customers or if our large customers shift business away, or if we are unsuccessful in retaining contract terms that are favorable to us, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Our products and services may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. If any of our customers use our products or services to further such illegal activities, we could be subject to liability and our business could be adversely affected. Our efforts to detect and monitor such transactions for compliance with law may require significant costs, and our failure to effectively deal with bad, fraudulent or fictitious transactions and material internal or external fraud could negatively impact our business.

We may in the future be subject to liability for illegal transactions, including fraudulent payments initiated by our customers, money laundering, gambling, tax evasion, and scams. Examples of fraud include when a party knowingly uses stolen or otherwise illicitly acquired access information to a transaction. In addition, we are subject to the risk that our employees, counterparties or third-party service providers commit fraudulent activity against us or our customers.

Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting, account takeover and fraud. It is possible that incidents of fraud could increase in the future. The use of our products or services for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. In addition, our efforts to detect and monitor such transactions for compliance with law may require significant costs.

Moreover, certain activities that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters, e-money issuers, broker-dealers and alternative trading systems for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against us for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Moreover, while fiat currencies can be used to facilitate illegal activities, blockchain technologies, such those used in our Platforms are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many blockchains have characteristics such as the speed with which digital asset transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain blockchain transactions, and encryption technology that anonymizes these transactions, which may make blockchain technology susceptible to use in illegal activity.

U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, the SEC, the Commodity Futures Trading Commission, The Federal Trade Commission, the IRS and various state securities and financial regulators investigate, issue subpoenas and civil investigative demands, and take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving blockchain technologies.

While we believe that our risk management and compliance framework is designed to detect significant illicit activities conducted by our potential or existing customers, we cannot ensure that we will be able to detect all illegal activity on our systems. If any of our customers use our products and services to further such illegal activities, our business could be adversely affected. We have not detected any material illicit activities in the past.

Our risk management and compliance framework is key to our operations and is designed to address Anti Money Laundering (“AML”) and Counter Terrorist Finance (“CTF”) considerations consistent with our authorization by the Financial Conduct Authority as an Electronic Money Directive Agent, among others. The key elements of the regulatory framework that impact us include, but are not limited to, the following U.K. legislation:

●	The European Union 5th and 6th Money Laundering Directives. The main components of the 5th Money Laundering Directive was to (i) grant access to the general public to beneficial ownership information of EU based companies; (ii) requires regulated entities to consult the beneficial ownership register when performing AML due diligence; (iii) obliges EU member states to create a list of national public offices and functions that qualify as politically exposed persons (PEP); and (iv) introduces strict enhanced due diligence measures for financial flows from high risk third countries. The 6th Money Laundering Directive introduced a harmonized list of 22 predicate offences that constitute money laundering and expanded its regulatory scope and criminal definition to include “aiding and abetting”. Regulated entities such as Digital RFQ are required to ensure that their AML/CFT programs address those offences. Criminal liability for those laundering money has been extended to legal persons, which means that organizations can be punished for offences committed by the people that work for them. The change means that responsibility for corporate criminal conduct falls on management personnel in addition to individual employees.

●	The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer), Regulation 2017.

●	Proceeds of Crime Act 2002. Digital RFQ is required to ensure sufficient controls are in place to enable its employees to recognize money laundering.

●	Terrorism Act 2000 and Counter Terrorism Act 2008. Digital RFQ is required to ensure sufficient controls are in place so that the firm can recognise terrorist financing.

●	Fraud Act 2006. Digital RFQ is required to ensure controls are in place to identify the risk of both internal and external fraud and the necessary controls are implemented

●	Bribery Act 2010. Digital RFQ is required to ensure controls are in place to identify the risk of bribery and corruption and the necessary controls are implemented

The primary objectives in establishing our AML/CTF policy are to:

●	Conduct regular assessments to continually understand the money laundering and terrorist financing (“ML/TF”) risks associated with our business activities;

●	Prevent Digital RFQ’s services from being used for tax evasion purposes;

●	Ensure Digital RFQ has appropriate controls to mitigate the ML/TF and tax evasion risks faced by the business;

●	Establish minimum standards of customer due diligence to be obtained for all entities we conduct business with, including to:

●	Identify and verify legal existence;

●	Understand who are the natural persons that ultimately own or control the entity;

●	Understand the risks posed by higher risks clients, business relationships or transactions; and

●	Establish standards to allow us to identify unusual or potential suspicious behavior and report suspicions of ML/TF or other financial crime, as advised by law.

DigitalRFQ’s risk-based approach to AML/CTF is driven by the clients risk rating. DigitalRFQ operates a three-tiered classification of a potential client relationship:

1.	Low Risk — applying simplified due diligence of customers

2.	Medium Risk — applying standard client due diligence

3.	High Risk — applying enhanced due diligence

Standard customer due diligence is conducted on the majority of customers, who present a normal level of risk. Where enough low risk factors from the customer are identified, Digital RFQ employs simplified due diligence, which is a light touch approach involving less stringent checks. Conversely, if high risk factors are identified, then the firm employs enhanced due diligence, which involves a thorough ‘deep dive’ review of the customer. These customers, if approved, are then subject to ongoing monitoring.

Simplified due diligence is for customers who present a very low risk:

1.	Timing — the general rule is to verify identity before the establishment of a business relationship. However, there is now an exemption to this if there is little risk of money laundering. With simplified due diligence, the verification can take place later, so we do not interrupt the normal flow of business, provided that the verification is completed as soon as practicable after contact is first established.

2.	Electronic — a customer’s identification can be based purely on electronic identification if the verification software used is of sufficient, accredited standard and that they can corroborate some of the information obtained with the customer. This could even be the case in some non-face-to-face relationships, if there are sufficient low risk factors in place.

3.	Documentation — this can be done with one document only and need not be independently certified.

Enhanced due diligence is followed in all circumstances where a customer is identified as high-risk, and this involves seven specific tasks:

1.	Conduct enhanced monitoring of the business relationship by increasing the number and timing of controls applied, and selecting patterns of transactions that need further examination.

2.	Obtaining additional information about the customer.

3.	Capturing additional information about the intended nature of the business relationship.

4.	Finding out about the source of the funds or wealth of the customer.

5.	Understanding the reasons for the intended or performed transactions.

6.	Getting the approval of senior management for continuing the business relationship.

7.	Requiring the first payment to be carried out through an account in the customer’s name with a bank subject to similar customer due diligence standards.

Digital RFQ performs a customer risk assessment to determine whether a specific customer is high, medium or low risk and will take into consideration the customer type, their geographic location and the product or service being provided. When assessing the risk, Digital RFQ considers the following risk factors:

Risk Type	High Risk Factors	Low Risk Factors
Customer

The business relationship is conducted in unusual circumstances

Customers that are resident in jurisdictions considered to present a ‘higher’ risk

Legal persons or arrangements that are personal asset-holding vehicles

Companies that have nominee shareholders or shares in bearer form

Businesses that are cash-intensive

The ownership structure of the company appears unusual or excessively complex given the nature of the company’s business

Public companies listed on a stock exchange and subject to disclosure requirements (either by stock exchange rules or through law or enforceable means), which impose requirements to ensure adequate transparency of beneficial ownership

Public administrations or enterprises Customers that are resident in jurisdictions considered to present a ‘lower’ risk

Geographic Location

Countries identified by credible sources as not having effective anti-money laundering (AML) or Combating the Financing of Terrorism (CFT) systems (such as mutual evaluations, detailed assessment reports or published follow-up reports)

Countries identified by credible sources as having significant levels of corruption or other criminal activity

Countries subject to sanctions, embargos or similar measures issued by, for example, the European Union or the United Nations

Countries providing funding or support for terrorist activities, or that have designated terrorist organisations operating within their country

EU Member States

Third leg countries having effective AML/CFT systems

Third leg countries identified by credible sources as having a low level of corruption or other criminal activity

Third leg countries which, on the basis of credible sources such as mutual evaluations, detailed assessment reports or published follow-up reports, have requirements to combat money laundering and terrorist financing consistent with the revised FATF recommendations and effectively implement those requirements

Risk Type	High Risk Factors	Low Risk Factors
Product or Service	Products or transactions that might favour anonymity	Life insurance policies for which the premium is low

	Non-face-to-face business relationships or transactions, without certain safeguards, such as electronic signatures	Insurance policies for pension schemes, if there is no early surrender option and the policy cannot be used as collateral

	Payments received from unknown or un-associated third parties New products and new business practices	Financial products or services that provide appropriately defined and limited services to certain types of customers, so as to increase access for financial inclusion purposes

Digital RFQ undertakes ongoing monitoring regardless of the customer risk level and whether the onboarding process involved simple, standard or enhanced due diligence. This is carried out using a risk-based approach that focuses on reviewing customer data and monitoring transactions:

Low risk factors	Normal risk factors	High risk factors

Simplified Due Diligence at onboarding, with ongoing DD monitoring conducted on a real-time suspicion basis only.

All checks with regards to Peps, Sanctions and adverse media take place and are refreshed every 6 months.

Transaction monitoring on a daily basis

Wallet verification and analysis when we whitelist the wallet

KYC refresh every 12 months for updated KYC for Directors, Shareholders, UBO’s

6 month review of client and transactions

Standard Due Diligence at onboarding and then real time transaction checks as well as full customer review every couple of years.

All checks with regards to Peps, Sanctions and adverse media take place and are refreshed every 3 months or every transaction in some circumstances.

Transaction monitoring on a daily basis

Wallet verification and analysis every transaction

KYC refresh every 6 months for updated KYC for Directors, Shareholders, UBO’s

6 month review of client and transactions

Enhanced Due Diligence at onboarding and then real time transaction checks as well as retrospective transaction checks on a monthly basis. A full customer review every 6 months.

All checks with regards to Peps, Sanctions and adverse media take place and are reviewed every transaction that takes place.

Transaction monitoring on a daily basis

Wallet verification and analysis on a regular basis

KYC refresh every 3 months for updated KYC for Directors, Shareholders, UBO’s

Monthly review of client and transactions

Where Digital RFQ identifies suspicious activity, a designated officer notifies the UK National Crime Agency via a Suspicious Activity Report (SAR).

Internal	External

Raised by employee to the nominated officer

Suspicious activity is irrespective of amount and derives from red flags that have been identified by the employee throughout the course of their working life

An official Internal SAR form should be completed

Nominated officer decides to authorise or raise an external SAR

Raised by nominated officer to the National Crime Agency (NCA)

Can contain details identified in internal SAR or from risk assessments

Must wait for approval from NCA to continue

Details of all SARs (internal and external) must be recorded

Company must have documented procedures

The client risk rating reflects DigitalRFQ’s assessment of the money laundering and terrorist financing risk the client poses and is determined by a combination of factors including:

●	Country risk — Jurisdictions involved with respect to the domicile, operation and control of the client entity and personal links to the beneficial owners and controllers;

●	Sector risk — Links to sectors associated with higher risk corruption or links to sectors that involve significant amounts of cash as certain businesses are considered to present a higher risk of potential financial crime;

●	Entity risk — the legal form of the entity and its level of transparency including ownership and source of wealth;

●	Product or service risk — the nature of the client’s business and the products or services that the client will require as far as can be assessed throughout the relationship and the risk classifications that Digital RFQ has attributed to them;

●	Reputation — any adverse media such as allegations or criminality, frozen assets or concerns of beneficial owner/director integrity; and

●	PEP risk — all client relationships that have one or more PEPs either as their ultimate beneficial owner or a controller will be classified as a PEP relationship or may be designated as high risk.

●	Sanctions risk — individuals and related organizations may have sanctions imposed.

The above factors have a cumulative effect on risk rating; multiple adverse factors will increase the risk rating of the client and must be referred to compliance for assessment. The client risk rating drives the frequency of periodic reviews. All due diligence is completed inline with our AML policy and procedures and is documented and stored for five years.

Digital RFQ performs an annual risk assessment covering the following risk categories:

Risk Types	Assessment factors	Information sources
Product Risk	The inherent financial crime risks presented by the product(s) and services that we are offering — being in financial services we are subject to be a target for money laundering or helping to facilitate money laundering.	UK National Risk Assessment

Customer Risk	Separate to the Customer Risk Assessment, this is an integral part of the business wide risk assessment, which considers the customer base that is being targeted and the risks that they will bring due to Peps/sanctions lists and adverse media.	Financial Actions Task Force (FATF) FCA Thematic Reviews National Crime Agency The European Commission

Organizational Risk	The inherent organizational risks in relation to financial crime and convoluted organizational structures in relation to shareholdings and establishing the UBO’s.

Geographical Risk	The inherent geographical risks our company faces by medium or high risk jurisdictions. This also includes sanctioned countries and those listed on OFAC or FAFT in relation to their risk for money laundering

Digital RFQ follows internal controls that are proportionate to its businesses size and nature and consist of a number of controls including senior management oversight, training and record keeping.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results, and financial condition. We rely on third parties for some of our KYC and other compliance obligations.

Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment and maintenance of our compliance, audit, and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have devoted significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, we cannot assure that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure.

Some of our methods for managing risk are discretionary by nature and are based on internally developed controls, observed historical market behavior, and standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements which may be significantly greater than historical fluctuations in the market. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increased risk tolerance, which could expose us to the risk of greater losses.

Regulators periodically review our compliance with our own policies and procedures and with a variety of laws and regulations. Though we believe we have robust risk management and compliance procedures, and have received no findings from any applicable regulator of any violations of applicable laws and regulations, if we fail to comply with these in future, or do not adequately remediate certain findings, regulators could take a variety of actions that could impair our ability to conduct our business, including delaying, denying, withdrawing, or conditioning approval of our licenses, or certain products and services. In addition, regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders or prohibit us from engaging in some of our business activities. In the case of non-compliance or alleged non-compliance, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be significant. Any of these outcomes would adversely affect our reputation and brand and our business, operating results, and financial condition. Some of these outcomes could adversely affect our ability to conduct our business.

Furthermore, we rely on third parties for some of our KYC and other compliance obligations. If these third parties fail to effectively provide these services, we may be subject to adverse consequences as described above.

We rely on connectivity with blockchain networks for our Platforms.

Our connectivity with existing blockchain networks, including the Bitcoin, Ethereum, Tron and other stablecoin networks, will enable our customers to derive the benefit such networks may provide them in facilitating our payment processing services. Providing such connectivity presents a risk that we may, under derivative theories of liability, be held responsible for the bad acts, failures or violations of law of the blockchain networks.

Although we seek to minimize risks associated with any one blockchain network by electing which network to use for a given transaction and by determining which network is appropriate for such transaction, based on our assessment of whether such blockchain technology is at an advanced-stage, is fully tested, well-established and fully collateralized, we may be exposed to risks that affect blockchain networks generally, or we may not be aware of or be able to identify risks associated with any individual network (for a summary of Digital RFQ’s considerations in assessing which blockchain networks to use in its payment processing business. Each blockchain network has only been in existence for a limited number of years, and digital assets markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks could materially adversely affect Digital RFQ’s financial performance and results of operations:

●	As a blockchain network continues to develop and grow, certain technical issues might be uncovered and the trouble-shooting and resolution of such issues requires the attention and efforts of blockchains’ global development community. Like all software, blockchain networks are at risk of vulnerabilities and bugs that can potentially be exploited by malicious actors. For example, in 2010, the Bitcoin network underwent a fork to reverse the effects of a hack in which an unknown attacker took advantage of a software vulnerability in the early source code of the Bitcoin network to fraudulently mint a large amount of digital assets.

●	Different blockchain networks are subject to material changes in their structure as technology and markets for digital assets evolve, and such changes may lead to adverse consequences. As an example, the Ethereum network expects to complete, by the end of 2021, a change from the “proof-of-work” consensus method to a “proof-of-stake” consensus method. The consequences of such change cannot be entirely foreseen, and flaws resulting from that transition could negatively affect the Ethereum network.

●	Certain privacy-preserving features have been or are expected to be introduced to blockchain networks, such as the Ethereum network. This could damage the public perception of blockchain networks generally or any one blockchain network in particular, and their or its utility in Digital RFQ’s payment processing system.

●	Networks rely on the internet. A significant disruption of internet connectivity (i.e., one that affects large numbers of users or geographic regions) could disrupt blockchain networks’ functionality and operations until the disruption in the internet is resolved.

●	The governance of decentralized networks, such as certain blockchain networks, is by voluntary consensus and open competition. In other words, a typical network has no central decision- making body or clear manner in which participants can come to an agreement other than through voluntary, widespread consensus. As a result, a lack of widespread consensus in the governance of a network may adversely affect the network’s utility and ability to adapt and face challenges, including technical and scaling challenges. The decentralized governance of a network may make it difficult to find or implement solutions or marshal sufficient effort to overcome existing or future problems, especially protracted ones requiring substantial directed effort and resource commitment over a long period of time, such as scaling challenges. A network’s failure to overcome governance challenges could exacerbate problems experienced by the network or cause the network to fail to meet the needs of its users, and could cause users, miners, and developer talent to abandon the network or lead to a drop in speculative interest, which could cause the value of a digital currency to decline.

●	A network may use a cryptographic protocol to govern the interactions within it. In the case of Bitcoin, a loose community known as the “core developers” has evolved to informally manage the source code for the protocol. The core developers can propose amendments to the network’s source code that, if accepted by users, could alter the protocols and software of the network. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions. Alternatively, software upgrades and other changes to the protocols of the network could fail to work as intended or could introduce bugs, security risks, or otherwise adversely affect, the network. Similar dynamics occur in other blockchain networks.

●	Networks that operate based on an open-source protocol are often maintained by the core developers and other contributor. As blockchain network protocols generally are not sold or made available subject to licensing or subscription fees and their use does not generate revenues for their development team, the core developers are generally not compensated for maintaining and updating the source code for the network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop a blockchain network and the core developers may lack the resources to adequately address emerging issues with the network protocol. Although blockchain networks are typically supported by core developers, there can be no guarantee that such support will continue or be sufficient in the future. Alternatively, some developers may be funded by entities, such as foundations or corporations, whose interests are at odds with other participants in the network. In addition, a bad actor could also attempt to interfere with the operation of a network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with a network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, a blockchain network may be adversely affected.

●	Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology may also be negatively affected by cryptography or other technological or mathematical advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning the blockchain and other distributed ledger protocols. If either of these events were to happen, markets and processes that rely on blockchain technologies, such as Digital RFQ’s blockchain-enabled payment processing operations, could be adversely affected.

If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results, and financial condition may be adversely affected. Moreover, unfavorable media coverage could negatively affect our business.

Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Nukkleus”, “Forexware”, “XWare”, “MetaTrader” and other related marks and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties.

We receive a high degree of media coverage. Unfavorable publicity regarding, for example, our product changes, product quality, litigation or regulatory activity, privacy practices, terms of service, employment matters, the use of our products, services, or supported blockchain technologies for illicit or objectionable ends, the actions of our customers, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation.

In addition, actions by, or unfavorable publicity about, Emil Assentato, our Chairman and Chief Executive Officer, Jamal Khurshid, our Chief Operating Officer, or other officers and managers of Nukkleus and its subsidiaries may adversely impact our brand and reputation. Such negative publicity also could have an adverse effect on the size and engagement of our customers and could result in decreased revenue, which could have an adverse effect on our business, operating results, and financial condition. Further may be the target of social-media campaigns criticizing actual or perceived actions or inactions that are disfavored by our customers, employees, or society at-large, which campaigns could materially impact our customers’ decisions to use our products and services. Any such negative publicity could have an adverse effect on the size, activity, and loyalty of our customers and result in a decrease in net revenue, which could adversely affect our business, operating results, and financial condition.

Our future growth depends significantly on our marketing efforts, and if our marketing efforts are not successful, our business and results of operations will be harmed.

We have dedicated some, and intend to significantly increase, resources to marketing efforts. Our ability to attract and retain customers depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include, but are not limited to, social media, traditional media such as the press, online affiliations, search engine optimization, search engine marketing, and offline partnerships.

While our goal remains to increase the strength, recognition and trust in our brand by increasing our customer base and expanding our products and services, if any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if the cost of using these channels was to significantly increase or if we are not successful in generating new channels, we may not be able to attract new customers in a cost-effective manner or increase the use of our products and services. If we are unable to recover our marketing costs through increases in the size, value or other product selection and utilization, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

Concerns about the environmental impacts of blockchain technology could adversely impact usage and perceptions of Nukkleus, its subsidiaries and our Platforms.

The energy usage and environmental impact of blockchain technology, particularly in relation to proof of work mining, has attracted considerable recent attention. Government scrutiny related to restrictions on such energy consumption may increase, resulting in additional regulation that could adversely impact usage of our Platforms and harm our business. The considerable consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could create a negative consumer sentiment and perception of blockchain technology generally and adversely affect our business, prospects, financial condition, and operating results.

The COVID-19 pandemic could have unpredictable, including adverse, effects on our business, operating results, and financial condition.

The global spread and unprecedented impact of the COVID-19 pandemic continues to create significant volatility, uncertainty and economic disruption. The future effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID-19 variants and the rollout of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The continued impact of COVID-19 and the imposition of related public health measures have resulted in, and are expected to continue to result in, increased volatility and uncertainty in the broader economy. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business, results of operations, financial condition or liquidity.

As a remote-first company, we are subject to heightened operational and cybersecurity risks.

As a remote-first company, we are subject to heightened operational and cybersecurity risks. We are a remote-first company, meaning that for all existing roles many of our employees work from their homes or other non-company dwellings. For example, technologies in our employees’ and service providers’ homes and shared office spaces may not be as robust and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable. Further, the security systems in place at our employees’ and service providers’ homes and shared office spaces may be less secure than those used in corporate offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. We also face challenges due to the need to operate with a remote workforce and are addressing so to minimize the impact on our ability to operate.

Risks Related to Nukkleus’s Platforms

Our product offerings are centered on WebTrader, MetaTrader, XWare, Forexware and certain other platforms and product offerings (together, our “Platforms”). The regulatory landscape as it relates to processing payment transactions, including through our Platforms, continues to evolve. Such evolution may create additional regulatory burden and expense and could materially impact the use and adoption of our Platforms.

The entirety of our product offering is today built on the ability of our customers to transfer funds and otherwise transact using our Platforms. The blockchain technologies underlying our Platforms represent a relatively new development in the payments and financial services industry. As such, the regulatory status of the use of our Platforms and other blockchain-enabled transfer processing technologies remains somewhat uncertain in the United States and other jurisdictions. As regulatory interpretations develop throughout the world, we may be required to obtain registrations and/or licenses in various jurisdictions that we do not currently hold. We may also be required to take on new and additional compliance obligations in certain jurisdictions, or we could be directed to cease operations involving certain Platforms or other Nukkleus or Digital RFQ products or services in one or more jurisdictions. Any of these scenarios could have a detrimental impact on our business given that our Platforms and such other services are central to our Digital RFQ business, which comprises a significant portion of our overall business.

The regulatory treatment of our Platforms and other blockchain-enabled transfer processing technologies is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The use of such technologies may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions.

Further, our business model relies on our ability to market and sell the utility of our Platforms to existing and potential customers. Our core services involve offering fund transfer and payment functionalities to our customers utilizing our Platforms. The use of such services by our customers, as well as the integration of such technologies into the product offerings that our customers make available to their end customers, raises numerous regulatory questions. Financial services regulators in the United States or in other jurisdictions around the world may not agree with our legal positions. In addition, should financial services regulators make changes to or alter interpretations of applicable laws and regulations as they relate to our Platforms, we may be unable to continue offering our transfer and payment, services to customers in certain jurisdictions or we may have to alter the services in a manner that may be materially detrimental to our financial performance.

The future development and growth of our Platforms is subject to a variety of factors that are difficult to predict and evaluate and may be in the hands of third parties to a substantial extent. If our Platforms do not grow as we expect, our business, operating results, and financial condition could be adversely affected.

We introduced fund transfer and payment processing using blockchain technologies only in 2019, and such technology remains in the early stages of development while continuing to evolve. The further growth and development of any such technology and the underlying networks and other cryptographic and algorithmic protocols governing such technology and products represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:

●	Any blockchain-enabled process or product, like our Platforms, rely on third parties, including financial institutions and counterparties, to hold funds, cash equivalents, and other assets. Those third parties have their own policies and may change their view and acceptance of any blockchain or stablecoin at any time. This may result in delays and other barriers to payment processing through our Platforms.

●	Many blockchain networks have limited operating histories, have not been validated in production, and are still in the process of developing and making significant decisions that will affect the underlying blockchain, any of which could adversely affect the blockchain technologies on which our Platforms rely.

●	The governance of many blockchain networks is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular blockchain network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow.

These risks are fundamentally beyond our control and could materially and adversely affect our Platforms and our business, financial condition and operating results.

Due to unfamiliarity and some negative publicity associated with blockchain technology, our customer base may lose confidence in products and services that utilize blockchain technology.

Products and services that are based on blockchain technologies are relatively new. Many of our competitors are unlicensed, unregulated, operate without supervision by any governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. As a result, customers and the general public may lose confidence in blockchain technology, including regulated products and services like ours.

Since the inception of blockchain technologies, numerous blockchain-enabled businesses and platforms have been sued, investigated, or shut down due to fraud, illegal activities, the sale or issuance of unregistered securities, manipulative practices, business failure, and security breaches. In many of these instances, customers of these platforms, products and services were not compensated or made whole for their losses. We may be a target of hackers and malware and may also be more likely to be targets of regulatory enforcement actions.

Negative perception, a lack of stability and standardized regulation, and the closure or temporary shutdown of blockchain-enabled platforms, including our Platforms, due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers may reduce confidence in blockchain technologies and result in greater volatility of the prices of assets, including significant depreciation in value. Any of these events could have a material and adverse impact on our business.

Our Platforms and blockchain-enabled payment processing services are innovative and are difficult to analyze vis-à-vis existing financial services laws and regulations around the world. Our platforms involve certain risks, including reliance on third parties, which could limit or restrict our ability to offer the product in certain jurisdictions.

Our ability to offer our Platforms in jurisdictions around the world is unclear from a regulatory perspective. Further, our Platforms are dependent on certain partners who will provide liquidity and the regulatory requirements with respect to those partners are uncertain. Our dependency on the performance of those partners raises risk that turns upon their performance. If our partners fail to perform, both we and our customers could be subject to losses, and we may be required to cease offering such Platform.

Risks Related to Nukkleus’s Financial Condition

There is no assurance that we will maintain profitability or that our revenue and business models will be successful.

Our ability to achieve and maintain profitability is based on numerous factors, many of which are beyond our control. We may not be able to generate sufficient revenue to maintain profitability in the short or long-term. Our revenue growth may slow, or our revenue may decline for a number of other reasons, including reduced demand for our offerings, increased competition, a decrease in the growth or size of the forex and CFD industry, in the usage of blockchain technologies generally, or any failure to capitalize on growth opportunities.

We are continually refining our revenue and business model and have shifted our focus to the development and commercialization of our Platforms. There is no assurance that these efforts will be successful or that we will generate revenues commensurate with our efforts and expectations or become or stay profitable. We may be forced to make significant changes to our revenue and business model to compete with our competitors’ offerings, and even if such changes are undertaken, there is no guarantee that they will be successful or profitable. Additionally, we will need to hire, train, and integrate qualified personnel to meet and further such changes to our business objectives at potentially significant additional expense. Failure to successfully implement revenue and business models or manage related expenses could cause us to be unprofitable and have an adverse effect on our business, operating results and financial condition.

We may experience fluctuations in our quarterly operating results.

We could experience significant fluctuations in our quarterly operating results due to a number of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

●	a change in the transaction volume of TCM, which agreement is in process of being cancelled, and our core forex and CFD transactions business generally;

●	a change in the transaction volume of our customers and use of our Platforms;

●	planned and unplanned increases in marketing, sales and other operating expenses that it may incur to grow and expand our customer base and operations, and to remain competitive;

●	the success, or lack of success, in new marketing approaches we have recently undertaken or plan to undertake, which have not been previously or fully tested;

●	the continued market acceptance of our Platforms in a highly competitive environment;

●	system disruptions, outages and other performance problems or interruptions on our Platforms, or breaches of data or system security, including ransomware or other major cyber-attacks, which, if extended or severe, may harm our credibility and reputation in the market;

●	our failure to provide adequate customer service;

●	our ability to successfully, and in a timely manner, continue development, improvement and feature-enhancement of its products and services, including its intellectual property, data analytics, proprietary technology and customer support functions;

●	the timing and success of new product and service introductions, and new product and service features or enhancements, by Nukkleus and its subsidiaries, or our competitors, or other changes in the competitive landscape of the markets in which we operate;

●	the success of our expansion into new markets, products and services, or ones in which it is in the early stages;

●	changes in the adoption and use of blockchain technologies and the public perception of them, including changes in perceptions and demands regarding such technologies as trading vehicles;

●	changes in the legislative or regulatory environment, scope or focus of regulatory investigations and inquiries, or interpretations of regulatory requirements, or outright prohibition of certain activities;

●	disputes with our customers, adverse litigation and regulatory judgments, enforcement actions, settlements or other related costs and the reputational impact and public perception of such occurrences, including in emerging industries, or emerging components of industries;

●	the timing and amount of non-cash expenses, such as stock-based compensation and asset impairment;

●	fraudulent, unlawful or otherwise inappropriate customer behavior;

●	development of features or services that may be the subject of regulatory criticism or form the basis for regulatory enforcement action, including regulatory actions to prohibit certain practices or features;

●	the overall tax rate for our business, which may be affected by new laws affecting the taxation or tax treatment of transactional taxes or other tax treatment for trading in financial markets generally or for unrealized gains in financial services accounts;

●	changes in accounting standards, policies, guidance, interpretations or principles; and

●	general economic conditions in either domestic or international markets, including the impact of the ongoing COVID-19 pandemic.

Our operating results may fall below the expectations of market analysts and investors in some future periods, which could cause the market price of our Common Stock to decline substantially.

Changes in U.S. and foreign tax laws, as well as the application of such laws, could adversely impact our financial position and operating results.

We are subject to complex income and non-income tax laws and regulations in the United States and a variety of foreign jurisdictions. Both the United States and foreign jurisdictions may revise corporate income tax and other non-income tax laws which could impact the amount of tax due in such jurisdiction.

Our determination of our corporate income tax liability is subject to review and may be challenged by applicable U.S. and foreign tax authorities. Any adverse outcome of such challenge could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. Furthermore, as we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the characterization and source of income or other tax items, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. The taxing authorities of the jurisdictions in which we operate may challenge our tax treatment of certain items or the methodologies we use for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. A change in the tax law could impact tax positions which could result in an increased exposure related to such tax liabilities. Such changes could have an adverse effect on our operating results and financial condition.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes.

We have not performed a study to determine whether our NOLs are currently subject to Section 382 limitations. We may also experience a future ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset our income.

If our estimates or judgment relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Nukkleus — Critical Accounting Policies”. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, and the valuation of stock-based awards and the fiat reserves we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of Nukkleus Common Stock.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public.

For example, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin No. 121, or SAB 121, which represents a significant change regarding how a company safeguarding digital assets held for its platform users reports such digital assets on its balance sheet and requires retrospective application as of January 1, 2022. Moreover, recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of digital assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC, with the exception of SAB 121. In May 2022, the FASB added a project to its technical agenda to improve the accounting for and disclosure of certain digital assets. In October 2022, the FASB decided to require fair value measurement of digital assets that fall within the scope of this project. While the FASB has begun deliberating on the scope of this project, there has been no formal proposal or guidance issued related to the project and no timeline has been publicly communicated for the issuance of such guidance.

At certain times, the funds of customers of Digital RFQ that we use to make payments on behalf of our customers, remain in the form of digital assets in our customers’ wallets at our licensed trust companies awaiting final conversion and/or transfer to the customer’s payment final destination. These indirectly held digital assets, may consist of USDT (Stablecoin), Bitcoin, and Ethereum (collectively, “our customers’ digital assets”). We engage third parties, which are licensed trust companies, to provide certain custodial services, including holding our customers’ digital token identifiers, securing our customers’ digital assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Our third-party custodian holds the digital assets in a custodial account in Digital RFQ’s name for the benefit of Digital RFQ’s customers. We maintain the internal recordkeeping of our customers’ digital assets, including the amount and type of digital asset owned by each of our customers and digital token identifiers in that custodial account. Given that we currently utilize one third-party custodian, there is concentration risk in the event the custodian is not able to perform in accordance with our agreement.

There remains uncertainty on how companies can account for blockchain transactions, value, and related revenue. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods, restate our financial statements or impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

Business metrics and other estimates are subject to inherent challenges in measurement, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics.

We regularly review business metrics and other measures to evaluate growth trends, measure our performance, and make strategic decisions. For example, we measure transaction volumes and concentration. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we currently believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our calculations may be inaccurate, and we may not be able to identify those inaccuracies.

Our business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. Our customers are primarily institutional and, though we believe there is no reason for them to establish multiple accounts with us unless such accounts serve a different business purpose for them, we permit our customers to hold and access multiple accounts, which could overstate the number of customers we serve. Though we rely predominantly on transaction volumes to make projections about our business, such customer metrics may also be used in our models. If our metrics provide us with incorrect or incomplete information about customers and their behavior, we may make inaccurate conclusions about our business.

We are subject to changes in financial reporting standards or policies, including as a result of choices made by us, which could materially adversely affect our reported results of operations and financial condition and may have a corresponding material adverse impact on capital ratios.

Our consolidated financial statements are prepared in accordance with GAAP, which are periodically revised or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible that future accounting standards and financial reporting standards or policies, including as a result of choices made by us, which we are required to adopt, could change the current accounting treatment that applies to our consolidated financial statements and that such changes could have a material adverse effect on our reported results of operations and financial condition, and may have a corresponding material adverse effect on capital ratios.

As a public company, we are required to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our stock.

We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline, and we could be subject to sanctions or investigations by the exchange on which shares of our stock are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We might require additional capital to support business growth, and this capital might not be available or may require stockholder approval to obtain.

We have funded our operations since inception primarily through equity financings, convertible notes, and revenue generated by our products and services. We intend to continue to make investments in our business to respond to business challenges, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds.

Additional financing may not be available on terms favorable to us, if at all. If we incur additional debt, the debt holders would have rights senior to holders of Nukkleus’s commons stock to make claims on our assets, and the terms of any debt could restrict our operations.

We may be affected by fluctuations in currency exchange rates

We are potentially exposed to adverse as well as beneficial movements in currency exchange rates. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses from sources outside the United States, and overseas capital expenditures. We also conduct certain investing and financing activities in local currencies. Therefore, changes in exchange rates could harm our financial condition and results of operations.

Risks Related to Nukkleus’s Employees and Other Service Providers

In the event of employee or service provider misconduct or error, our business may be adversely impacted.

Employee or service provider misconduct or error could subject us to legal liability, financial losses, and regulatory sanctions, and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of customer funds, and misappropriation of information, failing to supervise other employees or service providers, or improperly using confidential information.

Employee or service provider errors, including mistakes in executing, recording, or processing transactions for customers, could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provide trainings to our employees and service providers to reduce the likelihood of misconduct and error, these efforts may not be successful. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services, and is compounded by the fact that many of our employees and service providers are accustomed to working at tech companies which generally do not maintain the same compliance customs and rules as financial services firms.

This can lead to high risk of confusion among employees and service providers, particularly in a fast growth company like ours, with respect to compliance obligations particularly including confidentiality, data access, trading, and conflicts. It is not always possible to deter misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found not to have met our regulatory oversight and compliance and other obligations, we could be subject to regulatory sanctions, financial penalties and restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity, which could seriously damage our reputation. Our employees, contractors, and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper transactions could affect our brand and reputation.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely impact our business, operating results, and financial condition.

We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Jamal Khurshid, our Chief Operating Officer, members of our executive leadership team, and other key service providers across finance, compliance, legal, talent and marketing.

Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees and service providers. The pool of qualified talent is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business, could adversely impact our operating results and impair our ability to grow.

Our culture emphasizes innovation, and if we cannot maintain this culture as we grow, our business and operating results could be adversely impacted.

We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success. We encourage and empower our employees and service providers to develop and launch new and innovative products and services, which we believe is essential to attracting high quality talent, partners, and developers, as well as serving the best, long-term interests of our company. If we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork that has been integral to our business, in which case our products and services may suffer and our business, operating results, and financial condition could be adversely impacted.

Our officers, directors, employees, and large stockholders may encounter potential conflicts of interests with respect to their positions or interests in certain entities, and other initiatives, which could adversely affect our business and reputation.

We frequently engage with a wide variety of foreign exchange, CFD, payment processing and blockchain industry participants, as well as startups and growth companies. These transactions could create potential conflicts of interests in management decisions that we make. For instance, certain of our officers, directors, and employees are active investors in other growth companies themselves, and may make investment decisions that favor projects that they have personally invested in. Many of our large stockholders also make investments in such businesses. For more information, see the section titled “Certain Relationships and Related Transactions”. Our Chairman and Chief Executive Officer, Emil Assentato, and our Chief Operating Officer, Jamal Khurshid, are involved in a number of initiatives related to such businesses and more broadly, which could divert their time and attention from overseeing our business operations and have a negative impact on our business.

Risks Related to Government Regulation

We are subject to various laws and regulations, and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business is subject to laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, which may include those governing financial services and banking, securities, broker-dealers, cross-border and domestic money transmission, foreign currency exchange, CFD exchange, blockchain technologies, privacy, data governance, data protection, cybersecurity, fraud detection, payment services, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing.

The key elements of the regulatory framework that impact us include, but are not limited to, the following U.K. legislation:

●	The European Union 5th and 6th Money Laundering Directives,

●	The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer), Regulation 2017,

●	Proceeds of Crime Act 2002,

●	Terrorism Act 2000,

●	Counter Terrorism Act 2008,

●	Fraud Act 2006, and

●	Bribery Act 2010.

These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. For a discussion of our risk management framework and more detailed descriptions of the legislation and regulations applicable to Digital RFQ’s business.

We are currently regulated in the United Kingdom by the Financial Conduct Authority. We plan to expand our operations to other countries in future, including Dubai and Lithuania, in which case we would be subject to regulation in those jurisdictions. From our UK operations, we currently offer cross-border payment processing services, in numerous countries in Europe, Dubai, Sub-Saharan Africa and Asia. We offer payment processing services using blockchain technologies in the United Kingdom, the United States and Sub-Saharan Africa, and intend to develop such products and services across other regions. As a business, we do not differentiate between cross-border and domestic payment processing, so generally offer cross-border services in the countries in which we operate. While we believe our risk management and compliance frameworks are sufficient to ensure we remain in material compliance with the applicable laws, and regulations of the jurisdictions in which we operate, to the extent we do not comply with such laws, rules, and regulations, we could be subject to fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

In addition to existing laws and regulations, various governmental and regulatory bodies, including legislative and executive bodies in the United States, United Kingdom and in other countries, may adopt new laws and regulations, or new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of blockchain as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on transactions using blockchain technologies.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

Federal, state and international regulatory agencies frequently adopt changes to their regulations or change the way existing regulations are applied. Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products and to continue offering our current products, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations.

Various U.S. federal, state, and local and foreign governmental organizations and public advocacy groups have been examining the operations of businesses using blockchain technologies and networks, and the safety and soundness of platforms and other service providers that hold use such networks and technologies on behalf of users. Many of these entities have called for heightened regulatory oversight and have issued advisories describing the risks posed by blockchain technologies to users and investors. Use of blockchain technologies is novel and there is limited access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for stablecoins for illicit usage may affect statutory and regulatory changes. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways that harm the stablecoin and blockchain industry, which could adversely impact our business.

The regulatory environment to which we are subject gives rise to various licensing requirements, legal and financial compliance costs and management time, and non-compliance could result in monetary and reputational damages, all of which could have a material adverse effect on our business, financial position and results of operations.

There can be no assurance that we will be able to maintain our existing, or obtain additional, required regulatory licenses, certifications and regulatory approvals in the countries where we provide services or want to expand to. Furthermore, where we have obtained such regulatory licenses, certifications and regulatory approvals, there are costs and potential product changes involved in maintaining such regulatory licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our products or services, or could require significant and costly operational changes or prevent us from providing any products or services in a given market.

These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity or unclear application to the business of non-traditional financial services. As a result, their application in practice may evolve over time as new guidance is provided by supervisory authorities and the interpretation of requirements by supervisory authorities and courts may be further clarified over time. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory bodies or supervisory authorities due to ambiguities related to their interpretation, application and practice, supervisory authorities may initiate legal and regulatory proceedings against us and our business, reputation, financial condition, results of operations and cash flow could be materially and adversely affected.

In certain countries, it may not be clear whether we are required to be licensed as a money transmitter, payment services provider, bank, financial institution, custodian, broker-dealer, exchange, or otherwise. Local regulators may use their power to slow or halt payments or otherwise prohibit us from doing business in a country. We and our local businesses do not only need to comply with the local laws and regulations, but also with certain laws and regulations with worldwide application. Further, because our services are accessible worldwide, one or more jurisdictions may claim that we or our customers or partners are required to comply with their laws. Laws regulating the internet, mobile and related technologies outside the United States may impose different, more specific, or even conflicting obligations on us, as well as broader liability.

If we are unable to commit sufficient resources to regulatory compliance, this could lead to delays and errors and may force us to choose between prioritizing compliance matters over administrative support for business activities, or may ultimately force us to cease offering certain products or services globally or in certain jurisdictions. Any delays or errors in implementing regulatory compliance could lead to substantial monetary damages and fines, public reprimands, a material adverse effect on our reputation, regulatory measures in the form of cease and desists orders, increased regulatory compliance requirements or other potential regulatory restrictions on our business, enforced suspension of operations and in extreme cases, withdrawal of regulatory licenses or authorizations to operate particular businesses, or criminal prosecution in certain circumstances.

In addition to non-compliance by us ourselves, we may in the future suffer negative consequences of non-compliance by third parties that use our payments and transfer infrastructure. We may also suffer negative consequences of customers operating businesses or schemes in violation of applicable rules and regulations whose activities we could be held responsible for monitoring and, where applicable, to denounce, interrupt or terminate the extension of services to such customers. We may be required to incur greater expenditures and devote additional resources and management time to addressing these liabilities and requirements, which could have an adverse effect on our business, financial position and results of operations.

The financial services industry is subject to intensive regulation. Major changes in laws and regulations, as well as enforcement actions, could adversely affect our business, financial position, results of operations and prospects.

In pursuit of a broad reform and restructuring of financial services regulation, national and supra-national legislatures and supervisory authorities, predominantly in the United States and Europe but also elsewhere, continue to introduce and implement a wide range of proposals that could result in major changes to the way our global operations are regulated and could have adverse consequences for our business, business model, financial position, results of operations, reputation and prospects. These changes could materially impact the profitability of our businesses or the value of our assets, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk and are likely to have a material impact on us.

The timing and full impact of new laws and regulations cannot be determined and are beyond our control. The introduction of these and other new rules and requirements could significantly impact the manner in which we operate, particularly in situations where regulatory legislation can interfere with or even set aside national private law. New requirements may adversely affect our business, capital and risk management strategies and may result in us deciding to modify our legal entity structure, capital and funding structures and business mix or exit certain business activities altogether, or determine not to expand in certain business areas despite their otherwise attractive potential.

The large number of legislative initiatives, in particular with respect to the financial services industry, requires constant attention from our senior management and consumes significant levels of resources to identify and analyze the implications of these initiatives. We may have to adapt our strategy, operations and businesses, including policies, procedures and documentation, to comply with these new legal requirements. Based on the volume of existing initiatives, it cannot be excluded that certain new requirements will not be implemented in a timely fashion or implemented without errors, or in a manner satisfactory to the applicable supervisory authority, resulting in non-compliance and possible associated negative consequences such as administrative fine or public reprimands. Additionally, we may be forced to cease to serve certain types of customers or cease to offer certain services or products as a result of new requirements. Any of the other above factors, events or developments may materially adversely affect our businesses, financial position and results of operations and prospects.

We are subject to laws, regulations, and executive orders regarding economic and trade sanctions, anti-bribery, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them. As we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to investigations and enforcement actions by U.S. and non-U.S. regulators and governmental authorities.

As we expand and localize our international activities, we have and will become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations both of the jurisdictions in which we operate and those into which we offer services on a cross-border basis. Laws regulating financial services, the internet, mobile technologies, blockchain technologies, and related technologies outside the United States often impose different, more specific, or even conflicting obligations on us, as well as broader liability.

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. In the United States, most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, and its implementing regulations (collectively, the “BSA”) and other similar laws and regulations. The BSA, among other things, requires money transmitters to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and, in some cases, to collect and maintain information about customers who use their services and maintain other transaction records. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program including the procedures we use to verify the identity of our customers and to monitor transactions on our system, including payments to persons outside of the United States. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers, and any change in such thresholds could result in greater costs for compliance. We could be subject to potentially significant fines, penalties, inquiries, audits, investigations, enforcement actions, and criminal and civil liability if regulators or third-party auditors identify gaps in our anti-money laundering program and such gaps are not sufficiently remediated, or if our anti-money laundering program is found to violate the BSA by a regulator.

Despite our efforts to comply with the applicable laws, rules, and regulations, there can be no guarantee that these measures will be viewed as compliant. If we were to be found to have violated sanctions, or become involved in government investigations, that could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to these matters could be substantial. Although we have implemented controls and screening tools designed to prevent similar activity, there is no guarantee that we will not inadvertently provide our products and services to individuals, entities, or governments prohibited by U.S. sanctions or those of another jurisdiction to whose laws and regulations we may be subject.

Regulators worldwide frequently study each other’s approaches to the regulation of any novel or developing industry, including those using blockchain-enabled technologies. Consequently, developments in any jurisdiction may influence other jurisdictions. New developments in one jurisdiction may be extended to additional services and other jurisdictions. The European Commission, for example, has proposed revisions to the Anti-Money Laundering Directives, which could make compliance more costly and operationally difficult to manage. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated, affecting our business in another place or involving another service. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our products, services, and other aspects of our business with the same effect. These risks are heightened as we face increased competitive pressure from other similarly situated businesses that engage in regulatory arbitrage to avoid the compliance costs associated with regulatory changes.

We may operate our business in foreign countries where companies often engage in business practices that are prohibited by regulations applicable to us. We are subject to anti-corruption laws and regulations, including the FCPA and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

Our consolidated balance sheets may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, operating results, and financial condition.

Effective management of our capital and liquidity is critical to our ability to operate our businesses, to grow organically and to pursue our strategy. As a regulated and licensed entity in various jurisdictions, we may be required to possess sufficient financial soundness and strength to adequately support our regulated affiliate entities. The maintenance of adequate capital and liquidity is also necessary for our financial flexibility in the face of turbulence and uncertainty in the global economy. We may from time to time incur indebtedness and other obligations which could make it more difficult to meet applicable regulatory requirements.

In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of financial services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by U.S. federal, state or international regulators. The changes to applicable current or future capital and liquidity requirements may require us to raise additional regulatory capital or hold additional liquidity buffers, for example because of different interpretations of or methods for calculating risk exposure amounts or liquidity outflows or inflows, or because we do not comply with ratios and levels, or instruments and collateral requirements that currently qualify as capital or capital risk mitigating techniques no longer do so in the future because of changes to the requirements or interpretations thereof. Any change or increase in these regulatory requirements could have an adverse effect on our business, operating results, and financial condition.

If we are unable to raise the requisite regulatory capital, we may be required to reduce the amount of our risk exposure amount or business levels, restrict certain activities or engage in the disposition of core and other non-core businesses, which may not occur on a timely basis or at prices which would otherwise be attractive to us, and such inability to raise sufficient regulatory capital could have an adverse effect on the market’s trust in respect of the long-term viability of our products and services, which could, for example, result in customers transferring to use our competitors’ platforms for financial transfer and payment infrastructure. As a result of stricter liquidity requirements or higher liquidity buffers, we may be required to optimize our funding composition which may result in higher funding costs for us, and in having to maintain buffers of liquid assets which may result in lower returns than less liquid assets. Furthermore, if we are unable to adequately manage our liquidity position, this may prevent us from meeting our short-term financial obligations. It is possible we may experience errors in currency handling, accounting, and regulatory reporting that leads us to be out of compliance with those requirements.

The above changes and any other changes that limit our ability to manage effectively our balance sheet, liquidity position and capital resources going forward, or to access funding sources, could have a material adverse impact on our financial position, regulatory capital position and liquidity provision.

We obtain and process a large amount of sensitive customer data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.

Our operations involve the storage and/or transmission of sensitive information, including highly personal data of our customers. Consequently, we are subject to complex and evolving UK, European, and other jurisdictions’ laws, rules, regulations, orders and directives (referred to as “privacy laws”) relating to the collection, use, retention, security, processing and transfer (referred to as “process”) of personally identifiable information (referred to as “personal data”) in the countries where we operate. Much of the personal data that we process, especially financial information, is regulated by multiple privacy laws and, in some cases, the privacy laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us and our subsidiaries. Any failure, or perceived failure, by us to comply with our privacy policies or with any applicable privacy laws in one or more jurisdictions could result in proceedings or actions against us by governmental entities or others, including class action privacy litigation in certain jurisdictions, significant fines, penalties, judgments and reputational damages to us, requiring us to change our business practices, increasing the costs and complexity of compliance, any of which could materially and adversely affect its business, financial condition, results of operations and prospects.

Data protection, privacy and information security have become the subject of increasing public, media and legislative concern. If our customers were to reduce their use of our products and services as a result of these concerns, our business could be materially harmed. In addition, we are also subject to the possibility of security breaches, which themselves may result in a violation of these privacy laws. Any failure of us or our partners or others who use our services to adequately protect sensitive data could have a material and adverse effect on its reputation, business, financial condition, results of operations and prospects.

We are subject to complex and evolving laws, regulations, and industry requirements related to data privacy, data protection and information security across different markets where we conduct our business, including in the EEA, such laws, regulations, and industry requirements are constantly evolving and changing. Our actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies/notices could harm our business by impairing customer trust and could subject us to fines and reputational harm.

Various local, state, federal, and international laws, directives, and regulations apply to our collection, use, retention, protection, disclosure, transfer, and any other processing of personal data. There is uncertainty and inconsistency in how these data protection and privacy laws and regulations are interpreted and applied, and they continue to evolve in ways that could adversely impact our business. These laws have a substantial impact on our operations directly as a data controller/business and as a data processor/service provider and handler for various offshore entities.

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of consumer data. While our current product offering does not target retail consumers, some of our prior products have been offered to retail consumers. In the United States, non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the consumer does not affirmatively “opt out” of the collection or use of such data. If an “opt-in” model or additional required “opt-outs” were to be adopted in the United States, less data could be available, and the cost of data would be higher.

California has enacted the California Consumer Privacy Act, or the CCPA, along with related regulations, in 2020 and the California Privacy Rights Act, or the CPRA, which has been passed and became effective on January 1, 2023. The CCPA gives California residents new rights to access and request deletion of their personal data, opt out of the sale of personal data, and receive detailed information about how their personal data is processed. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that involving the loss of personal data. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal data and creating a new state agency to oversee implementation and enforcement efforts. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal data, our financial condition, and our operating results.

Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Nevada, Virginia, Colorado, and others. Virginia’s legislation, the Consumer Data Protection Act, or CDPA, passed and becomes effective January 1, 2023. On June 8, 2021, the state of Colorado passed its bill, which is pending signature by the state governor. As of June 11, 2021, five states have proposed legislation under consideration in the local legislatures. As each new state law is passed, it could add increasing complexity to and significantly expand the scope of our compliance efforts, impact our business strategies, increase our potential liability, increase our compliance costs, and adversely affect our business.

As a result of our presence in Europe and our service offering in the European Union, we are subject to the European General Data Protection Regulation, which imposes stringent EU data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

Additionally, the UK Data Protection Act contains provisions, including its own derogations, for how GDPR is applied in the UK. We have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of annual global turnover. The relationship between the UK and the EU remains uncertain, for example how data transfers between the UK and the EU and other jurisdictions will be treated and the role of the UK’s supervisory authority. On June 28, 2021, the European Commission issued the UK with an “adequacy decision” to facilitate the continued free flow of personal data from EU member states to the UK. However, this adequacy decision has a limited duration of four years in case there is a future divergence between EU and UK data protection laws. In the event that the UK maintains an equivalent standard.at the end of the four year period, it is open to the European Commission to renew its finding. In the event that the adequacy decisions is not renewed after this time, the adjustments required to facilitate data transfers from EU member states to the UK will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.

In addition, the GDPR imposes strict rules on the transfer of personal data out of the EU to a “third country”, including the United Kingdom or the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. On July 16, 2020, the Court of Justice of the European Union invalidated the European Union-United States “Privacy Shield” (under which personal data could be transferred from the EU to U.S. entities that had self-certified under the Privacy Shield scheme) on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. In addition, while the ECJ upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances.

Use of the standard contractual clauses must now be assessed on a case by case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other E.U. member states.

German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for E.U.-U.S. data transfers. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

We are also subject to evolving EU privacy laws on cookies and e-marketing. In the European Union, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and an EU regulation known as the ePrivacy Regulation will significantly increase fines for non-compliance once in effect. In the European Union informed consent, including a prohibition on pre-checked consents and a requirement to ensure separate consents for each cookie, is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. As regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand customers, adversely affect our margins, increase costs, and subject us to additional liabilities.

As these and other laws and regulations may continue to evolve and be enacted, or new interpretations of existing laws and regulations apply, it may require us to modify our data-processing practices, agreements and policies and to incur substantial costs in order to comply with this evolving regulatory landscape. Restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to materially modify our solutions and features, could limit our ability to develop new services and features and could subject us to increased compliance obligations and regulatory scrutiny. We use a variety of technical and organizational security measures and other measures to protect the data we process, in particular personal data pertaining to our customers, employees and business partners. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such personal data.

There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices or technology could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Despite our efforts to choose vendors that meet applicable laws, regulations and other obligations relating to privacy, data protection, and information security and maintain robust security controls, it is possible that a vendor could fail to comply or experience a data breach impacting our data and our business. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, could damage our reputation or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.

We are and may continue to be subject to litigation, including individual and class action lawsuits, as well as regulatory audits, disputes, inquiries, investigations and enforcement actions by regulators and governmental authorities.

We have been and may from time to time become subject to material claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions or requests and other proceedings alleging violations of laws, rules, and regulations, both foreign and domestic, involving competition and antitrust law, intellectual property, privacy, data protection, information security, anti-money laundering, counter terrorist financing, sanctions, anti-corruption, accessibility claims, securities, tax, labor and employment, payment network rules, commercial disputes, services, and other matters.

The laws, rules and regulations affecting our business, including those pertaining to blockchain technologies, payment processing and financial transaction services, and other financial services, are subject to ongoing interpretation by the courts and governmental and supervisory authorities, and the resulting uncertainty in the scope and application of these laws, rules and regulations increases the risk that we will be subject to private claims, governmental and regulatory actions alleging violations of those laws, rules, and regulations.

The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

●	substantial payments to satisfy judgments, fines, or penalties;

●	substantial outside counsel legal fees and costs;

●	additional compliance and licensure requirements;

●	loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;

●	loss of productivity and high demands on employee time;

●	civil or criminal sanctions or consent decrees;

●	termination of certain employees, including members of our executive team;

●	barring of certain employees from participating in our business in whole or in part;

●	orders that restrict our business or prevent us from offering certain products or services;

●	changes to our business model and practices;

●	delays to planned transactions, product launches or improvements; and

●	damage to our brand and reputation.

Any such matters can have an adverse impact, which may be material, on our business, operating results, or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors.

Risks Related to Nukkleus’s Intellectual Property

Our intellectual property rights are valuable, and any inability to protect them could adversely impact our business, operating results, and financial condition.

Our business depends in large part on our proprietary technology and our brand. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, and trade secret and laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. As of January 12, 2024, we held four registered trademarks in the United States, including “Forexware”, “XW”, “Total Broker Solution” and “Swordfish”, and also held one registered trademark in various foreign jurisdictions.

Our efforts to protect our intellectual property rights may not be sufficient or effective. Our proprietary technology and trade secrets could be lost through misappropriation or breach of our confidentiality and license agreements, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.

As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. For example, the U.S. Patent and Trademark Office and various foreign governmental intellectual property agencies require compliance with a number of procedural requirements to complete the trademark application process and to maintain issued trademarks, and noncompliance or non-payment could result in abandonment or lapse of a trademark or trademark application, resulting in partial or complete loss of trademark rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products and services are available. We may also agree to license our intellectual property to third parties as part of various agreements. Those licenses may diminish our ability, though, to counter-assert our intellectual property rights against certain parties that may bring claims against us.

In the future we may be sued by third parties for alleged infringement of their proprietary rights.

In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party intellectual property rights also may be subject to claims of infringement or misappropriation.

We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive work-arounds, or impose other unfavorable terms. Our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of Nukkleus Common Stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

Our and our ecosystem partners’ products and services, including the blockchain technologies on which our Platforms are built, contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could harm our business.

Our products and services contains software modules licensed to us by third-party authors under “open source” licenses. Also, the blockchain technologies on which our Platforms are built rely on open source licenses to operate. We also make certain of our own software available to customers for free under various open source licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our products and services.

Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.

Although we monitor our use of open-source software to avoid subjecting our products and services to conditions we do not intend, we have not recently conducted an extensive audit of our use of open source software and, as a result, we cannot assure you that our processes for controlling our use of open source software in our products and services are, or will be, effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face litigation or infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our products or services, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.

Moreover, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products and services. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software.

General Risk Factors

Adverse economic conditions may adversely affect our business.

Our performance is subject to general economic conditions, and their impact on the foreign exchange transfer and payments markets, as well as our customers. The United States and other key European and other international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. The impact of general economic conditions on our business is highly uncertain and dependent on a variety of factors, including market activity, global trends in the blockchain economy, central bank monetary policies, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial markets. To the extent that conditions in the general economic and digital asset markets materially deteriorate, our ability to attract and retain customers may suffer.

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as war or terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control.

In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted have resulted, and could continue to result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely impact our business and operating results.

Further, war, acts of terrorism, labor activism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our products and services, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

Acquisitions, joint ventures or other strategic transactions create certain risks and may adversely affect our business, financial condition or results of operations.

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate and expect in the future to evaluate potential strategic acquisitions of, and partnerships or joint ventures with, complementary businesses, services or technologies. We may not be successful in identifying acquisition, partnership and joint venture targets. In addition, we may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture.

We may not be able to identify suitable acquisition candidates or complete acquisitions in the future, which could adversely affect our future growth; or businesses that we acquire may not perform as well as expected or may be more difficult or expensive to integrate and manage than expected, which could adversely affect our business and results of operations. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources.

In addition, acquisitions outside our current operating jurisdictions often involve additional or increased risks including, for example:

●	managing geographically separated organizations, systems and facilities;

●	integrating personnel with diverse business backgrounds and organizational cultures;

●	complying with foreign regulatory requirements;

●	fluctuations in exchange rates;

●	enforcement and protection of intellectual property in some foreign countries;

●	difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of these new markets; and

●	general economic and political conditions.

These risks may arise for a number of reasons: we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms; we may face competition for acquisitions from other potential acquirers; we may need to borrow money or sell equity or debt securities to the public to finance acquisitions and the terms of these financings may be adverse to us; changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete acquisitions; we may incur unforeseen obligations or liabilities in connection with acquisitions; we may need to devote unanticipated financial and management resources to an acquired business; we may not realize expected operating efficiencies or product integration benefits from an acquisition; we could enter markets where we have minimal prior experience; and we may experience decreases in earnings as a result of non-cash impairment charges.

We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

Delaware law and our Certificate of Incorporation and Bylaws will contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Nukkleus’s Certificate of Incorporation and bylaws contains provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Nukkleus Board and therefore depress the trading price of Nukkleus Common Stock. In addition, as a Delaware corporation, the Company will generally be subject to provisions of Delaware law, including the DGCL. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Nukkleus Board or taking other corporate actions, including effecting changes in management.

Such provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Nukkleus Board or management.

Any provision of Nukkleus’s Certificate of Incorporation or bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of the Company’s capital stock and could also affect the price that some investors are willing to pay for Nukkleus Common Stock.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1C. Cybersecurity.

Not currently applicable.

Item 2. Properties.

The Company’s headquarters are located in Jersey City, New Jersey. The Company uses office space of FXDD, an affiliated company, free of rent, which is considered immaterial.

We believe our facilities are adequate for our current and planned business operations.

Item 3. Legal Proceedings.

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

LIMITED PUBLIC MARKET FOR COMMON STOCK

Our units, ordinary shares, rights and warrants were initially traded on the NASDAQ Capital Market under the symbols “BRLIU,” BRLI,” “BRLIR,” and “BRLIW” respectively. Our units commenced public trading on June 24, 2020, and our ordinary shares, rights and warrants commenced separate public trading on July 22, 2020. Upon the consummation of the Business Combination, Nukkleus Common Stock and Nukkleus Warrants began trading on December 26, 2023 on the NASDAQ under the symbols “NUKK and “NUKKW” respectively. The Brilliant Common Stock, Brilliant Units, Brilliant Rights and Brilliant Warrants ceased trading under the symbols BRLI, BRLIU, BRLIR and BRLIW.

Holders of Our Common Stock

As of June 11, 2024, there were 52 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Stock Option Grants

The Company did not grant stock options during the year ended September 30, 2023.

Transfer Agent and Registrar

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, 1 State St 30th floor, New York, NY 10004, telephone: (212) 509-4000.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

On June 11, 2024 (the “Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “Note”) in the principal amount of $312,500 to X Group Fund of Funds, a Michigan limited partnership (the “Lender”) in consideration of cash proceeds in the amount of $250,000. The Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under the Note, the Company issued the Lender a Stock Purchase Warrant (“Warrant”) to acquire 1,200,000 shares of common stock at a per share price of $0.25 for a term of five years that may be exercised on a cash or cashless basis. The Lender shall have the right to convert the principal and interest payable under the Note into shares of common stock of the Company at a per share conversion price of $0.25.

The Company and the Lender also entered into a Restructuring Agreement providing that, among other items, the Lender, in its sole discretion, will have the right for a period for six months from the Effective Date (the “Investment Period”), to lend the Company an additional $500,000 in consideration of a convertible promissory note that will have a term of two years, bear interest at 12% and will convert into shares of common stock at a per share price of $0.25. During the Investment Period, the Company may not incur additional debt or enter into any equity financing arrangement without the written consent of the Lender. The Company has agreed, in its good faith, to negotiate the sale of its wholly owned subsidiary, Digital RFQ Ltd. (“Digital”) to Digital’s current management team led by Jamie Khurshid subject to approval of the Company’s Board of Directors and shareholders and subject to compliance with all federal, state and Nasdaq rules. The Lender provided an additional $50,000 following the initial closing, with such funds was disbursed as agreed between the Company and the Lender.

Further, during the Investment Period, the Lender, without any additional compensation, will be exclusive advisor to the Company with respect to potential acquisitions by the Company and the Company will use its reasonable best efforts to consider all proposals by the Lender. Any such acquisition proposal provided by the Lender will be subject to the Lender and such party entering a definitive binding agreement and the Board of Directors and shareholders of the Company approving such acquisition.

In order to induce the Lender to provide the loan contemplated pursuant to the Note, Emil Assentato entered into a Voting Agreement with the Company and the Lender agreeing to vote his shares in support of any transaction provided by the Lender. The Company and the Lender have agreed that 100% of all loan balances including loans payable to Emil Assentato by the Company will be recorded on the books of the Company as a bona fide debt of the Company, of which 30% of such debt will be paid within nine (9) months of the Effective Date and the balance to be repaid within twenty-four (24) months of the Effective Date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the years ended September 30, 2023 and 2022 should be read in conjunction with our consolidated financial statements and related notes to those consolidated financial statements that are included elsewhere in this report.

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects;

●	any contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy;

●	any possible financings; and

●	the adequacy of our cash resources and working capital.

Impact of COVID-19 on Our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Due to the nature of our business, the technology we use and offer to our customers, and our employees’ ability to work remotely, there was no material impact of COVID-19 on our business, operations and financial results.

The Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic, and governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic.

Overview

We are a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry.

We have ownership of the FOREXWARE assets, the primary software suite and technology solution which powers the FXDD brand globally today. We also have ownership of the FOREXWARE brand name. We have also acquired ownership of the customer interface and other software trading solutions being used by FXDD.com. We seek to offer our client’s customers 24 hours, five days a week direct access to the global over the counter (“OTC”) FX market, which is a decentralized market in which participants trade directly with one another, rather than through a central exchange.

In an FX trade, participants effectively buy one currency and simultaneously sell another currency, with the two currencies that make up the trade being referred to as a “currency pair”. Our software and technology solutions enable FXDD to present its customers with price quotations on over the counter tradeable instruments, including over the counter currency pairs, and also provide our customers the ability to trade FX derivative contracts on currency pairs through a product referred to as Contracts for Difference (“CFD”). Our software solutions also offer other CFD products, including CFDs on metals, such as gold, and on futures linked to other products.

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., which is a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated MDTG, formerly known as Nukkleus Exchange Malta Ltd. MDTG was exploring potentially obtaining a license to operate an electronic exchange whereby it would facilitate the buying and selling of various digital assets as well as traditional currency pairs used in FX Trading. During the fourth quarter of fiscal 2020, management made the decision to exit the exchange business and to no longer pursue the regulatory licensing necessary to operate an exchange in Malta.

On August 27, 2020, the Company renamed Nukkleus Exchange Malta Ltd. to Markets Direct Technology Group Ltd (“MDTG”). MDTG manages the technology and IP behind the Markets Direct brand (which is operated by TCM). MDTG holds all the IP addresses and all the software licenses in its name, and it holds all the IP rights to the brands such as Markets Direct and TCM. MDTG then leases out the rights to use these names/brands licenses to the appropriate entities.

In fiscal year 2021, the Company completed its acquisition of Match Financial Limited, a private limited company formed in England and Wales (“Match”). Match is engaged in providing payment services from one fiat currency to another or to digital assets.

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 548,767 shares of common stock of the Company (the “Jacobi Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Jacobi Transaction will be entered between the Company and the New Jacobi Shareholders. The Jacobi Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF. Jamal Khurshid and Nicholas Gregory own, directly and indirectly, approximately 40% and 10% of Jacobi, respectively. Jamal Khurshid is the Company’s chief operating officer and director and Nicholas Gregory is the Company’s director. The transactions contemplated by the Jacobi Agreement constituted a “related-party transaction” as defined in Item 404 of Regulation S-K because of Mr. Khurshid’s and Mr. Gregory’s position as beneficial owner of one or more Original Shareholders and New Jacobi Shareholders.

On December 30, 2021, Old Nukk and the shareholder (the “Digiclear Shareholder”) of Digiclear Ltd. (“Digiclear”) entered into a Purchase and Sale Agreement (the “Digiclear Agreement”) pursuant to which Old Nukk acquired 5,400,000 of the issued and outstanding ordinary shares of Digiclear in consideration of shares of common stock, which following the Merger represented 415,733 shares of common stock of the Company (valued at $5,000,000 based on the market price of Old Nukk’s common stock on the acquisition date) (the “Digiclear Transaction”). The Digiclear Transaction closed on March 17, 2022. In addition, upon the closing of the Merger, the Company agreed to provide an additional $1 million in investment to Digiclear in exchange for 4.545% of additional shares of Digiclear’s capital stock subject to the parties entering a definitive agreement. The Company and Digiclear have not entered into an additional agreement outlining the terms pursuant to which the Company would acquire the additional shares of Digiclear. The Company has provided $229,837 additional funds to Digiclear since the initial closing. Digiclear is a company developing a custody and settlement utility operating system.

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Brilliant Acquisition Corporation, a British Virgin Islands company (“Brilliant”). The Merger Agreement has been approved by the Company’s boards of directors. On June 23, 2023, the Company, Brilliant and BRIL Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Brilliant (“Merger Sub”), entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”). The A&R Merger Agreement extended the Outside Closing Date (as defined in the A&R Merger Agreement), to the later of (i) July 23, 2023, or, (ii) following the approval by Brilliant’s shareholders of an extension of the life of the SPAC pursuant to Brilliant’s organizational documents, to the date so approved, but not later than December 23, 2023. The transactions contemplated by the A&R Merger Agreement are closed on December 22, 2023.

Financial Services Segment’s Key Performance Indicators (KPI)

The key performance indicators outlined below are our financial services segment’s metrics that provide management with the most immediate understanding of the drivers of business performance and tracking of financial targets.

	Years Ended September 30,
Performance Indicator	2023	2022
Trading volume	$432,114,695	$350,448,095
Financial services revenue	$2,097,642	$2,313,474
Financial services loss	$(768,141)	$(961,396)
Average cost per trade	$503	$2,122
Average trade	75,863	227,121
Number of trades	5,696	1,543
Clients active	217	93
Clients removed	12	-
Gross trading margin	0.5%	0.7%
Gross margin	(36.6)%	(41.6)%

Trading volume is measured by number of trades and represents aggregate notional value of all trades.

Financial services revenue represents the top-line revenue generated from trades, before considering the costs associated with the generation of financial services revenue.

Financial services loss is measured as financial services revenue, less costs which include amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services. For the year ended September 30, 2023, we saw a 23.3% increase in trading volume over the year ended September 30, 2022. The increase in trading volume had a similar positive effect on all other KPIs.

Average cost per trade is driven by financial services costs. We gained significant economies of scale as average cost per trade decreased measurably as trading volume increased.

Active clients for the years ended September 30, 2023 and 2022 was 217 and 93, respectively.

Gross trading margin is a metric that measures financial services revenue to trading volume.

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the years ended September 30, 2023 and 2022 include the allowance for doubtful accounts, useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, valuation of stock-based compensation, and fair value of customer digital currency assets and liabilities.

Customer Custodial Cash and Customer Custodial Cash Liabilities

Customer custodial cash represents cash and cash equivalents maintained in Company bank accounts that are controlled by the Company but held for the benefit of customers. Customer custodial cash liabilities represent these cash deposits to be utilized for its contractual obligations to its customers. The Company classifies the assets as current based on their purpose and availability to fulfill the Company’s direct obligations to its customers.

Customer Digital Currency Assets and Liabilities

At certain times, Digital RFQ’s customers’ funds that Digital RFQ uses to make payments on behalf of its customers, remain in the form of digital assets in its customers’ wallets at its digital asset trading platforms awaiting final conversion and/or transfer to the customer’s payment final destination. These indirectly held digital assets, may consist of USDT (Stablecoin), Bitcoin, and Ethereum (collectively, “Customer digital currency assets”). Digital RFQ maintains the internal recordkeeping of its customer digital currency assets, including the amount and type of digital asset owned by each of its customers.

Digital RFQ has control of the private keys and knows the balances of all wallets with its digital asset trading platforms in order to be able to successfully carry out the movement of digital assets for its client payment instruction. As part of its customer payment instruction, Digital RFQ can execute withdrawals on the wallets in its digital asset trading platforms.

The Company has determined that the Company has control of the customer digital currency assets and records these assets on its balance sheet with a corresponding liability. The Company recognizes customer digital currency liabilities and corresponding customer digital currency assets, on initial recognition and at each reporting date, at fair value of the customer digital currency assets. Subsequent changes in fair value are adjusted to the carrying amount of these customer digital currency assets, with changes in fair value recorded in other general and administrative expense in the consolidated statements of operations and comprehensive loss.

Any loss, theft, or other misuse would impact the measurement of customer digital currency assets. The Company classifies the customer digital currency assets as current based on their purpose and availability to fulfill the Company’s direct obligations to its customers.

Investments

Investment in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Under the cost method, investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company periodically evaluates its cost method investment for impairment due to decline considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Operating expenses – Impairment loss” in the accompanying consolidated statements of operations and comprehensive loss, and a new basis in the investment is established. Impairment of cost method investment amounted to $6,210,783 for the year ended September 30, 2023. The Company did not record any impairment charge for cost method investment for the year ended September 30, 2022 as there was no impairment indicator noted.

The Company uses the equity method of accounting for its investment in, and earning or loss of, a company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. No impairment of equity method investment was recorded for the year ended September 30, 2023. Impairment of equity method investment amounted to $4,310,745 for the year ended September 30, 2022.

Intangible Assets

Intangible assets consist of trade names, regulatory licenses, technology and software, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

In September 2023, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of September 30, 2023 and it calculated that the estimated undiscounted cash flows related to its intangible assets and cost method investment were less than their carrying amounts. Based on its analysis, the Company recognized an impairment loss of $11,914,322 for the year ended September 30, 2023.

In September 2022, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of September 30, 2022 and it calculated that the estimated undiscounted cash flows related to its equity method investment were less than the carrying amount of the equity method investment. Based on its analysis, the Company recognized an impairment loss of $4,310,745 for the year ended September 30, 2022, which reduced the value of equity method investment to $0.

Note Receivable – Related Parties

Note receivable – related parties is presented net of an allowance for doubtful account. The Company maintains allowance for doubtful account for estimated loss. The Company reviews the note receivable – related parties on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a borrower’s historical payment history, its current credit-worthiness and current economic trend. Note is written off after exhaustive efforts at collection. At September 30, 2023 and 2022, the Company has established, based on a review of its outstanding balances, an allowance for doubtful account in the amounts of $637,072 and $0, respectively, for its note receivable – related parties.

Revenue Recognition

The Company accounts for revenue under the provisions of ASC Topic 606. The Company’s revenues are derived from providing:

●	General support services under a GSA to a related party. The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis. There are multiple services provided under the GSA and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA. Revenue is recorded at gross as the Company is deemed to be a principal in the transactions.

●	Financial services to its customers. Revenue related to its financial services offerings are recognized at a point in time when service is rendered.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards granted to non-employees, including stock options, based on the grant date fair value of the award. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model.

For non-employee stock-based awards, fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite performance period.

Results of Operations

Summary of Key Results

For the Year Ended September 30, 2023 Versus the Year Ended September 30, 2022

Revenues

For both the years ended September 30, 2023 and 2022, we had revenue from general support services rendered to TCM under a GSA of $19,200,000.

For the year ended September 30, 2023, we had revenue from financial services of $2,097,642, as compared to $2,313,474 for the year ended September 30, 2022, a decrease of $215,832, or 9.3%. The decrease was attributable to the GBP currency depreciation which converted our revenue from financial services in GPB into lower US dollar amounts, and slight decrease in financial services revenue resulting from the closure of our primary USD Banking rails when Signature and Silvergate closed in March 2023. We expect that our revenue from financial services will increase in the near future since we are making efforts on expanding our financial services.

Costs of Revenues

For the year ended September 30, 2023, our cost of general support services, which represented amount incurred for services rendered by FXDIRECT under a GSA, amounted to $18,775,000, as compared to $18,900,000 for the year ended September 30, 2022, a decrease of $125,000, or 0.7%. Effective May 1, 2023, the amount payable by us to FXDIRECT for services under a GSA was reduced from $1,575,000 per month to $1,550,000 per month. Therefore, our cost of general support services for fiscal 2023 was decreased as compared to fiscal 2022.

Cost of financial services include amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

For the year ended September 30, 2023, cost of financial services amounted to $2,865,783, as compared to $3,274,870 for the year ended September 30, 2022, a decrease of $409,087, or 12.5%. The decrease was primarily attributable to decreased amount of amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition in the year ended September 30, 2023.

Gross Profit (Loss)

Our gross profit from general support services for the year ended September 30, 2023 was $425,000, as compared to $300,000 for the year ended September 30, 2022, an increase of $125,000, or 41.7%. Gross margin increased to 2.2% for the year ended September 30, 2023 from 1.6% for the year ended September 30, 2022. The increase in our gross margin for the general support services segment for the year ended September 30, 2023 as compared to the year ended September 30, 2022 was attributed to the decrease in our cost of general support services as described above.

Gross loss from financial services for the year ended September 30, 2023 was $768,141, as compared to $961,396 for the year ended September 30, 2022, a decrease of $193,255, or 20.1%. Gross margin increased to (36.6)% for the year ended September 30, 2023 from (41.6)% for the year ended September 30, 2022. The increase in our gross margin for the financial services segment for the year ended September 30, 2023 as compared to the year ended September 30, 2022 was primarily attributed to the decrease in cost for financial services driven by decreased amount of amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition. We expect that our gross margin for the financial services segment will remain in its current level with minimal increase in the near future.

Operating Expenses

Operating expenses consisted of advertising and marketing, professional fees, compensation and related benefits, amortization of intangible assets, bad debt expense, other general and administrative expenses, and impairment loss.

Advertising and marketing

For the year ended September 30, 2023, advertising and marketing expense decreased by $364,297, or 86.7%, as compared to the year ended September 30, 2022. The decrease was primarily attributable to our decreased advertising and marketing activities. We expect that our advertising and marketing expense will remain in its current level with minimal increase in the near future.

Professional fees

Professional fees primarily consisted of audit fees, legal service fees, advisory fees, and consulting fees. For the year ended September 30, 2023, professional fees decreased by $1,906,215, or 44.0%, as compared to the year ended September 30, 2022. The significant decrease was primarily attributable to a decrease in advisory service fees of $540,000 due to decreased advisory service related to our merger and acquisition, a decrease in legal service fees of approximately $83,000 due to decreased legal service related to our merger and acquisition, a decrease in consulting fees of approximately $1,510,000 mainly due to the decrease in options granted to consultants, offset by an increase in audit fees of approximately $224,000 driven by increased audit services related to our merger and acquisition, and an increase in other miscellaneous items of approximately $3,000. We expect that our professional fees will remain in its current level with minimal increase in the near future.

Compensation and related benefits

For the year ended September 30, 2023, our compensation and related benefits increased by $314,154, or 61.8%, as compared to the year ended September 30, 2022. The increase was mainly attributable to increased management in our financial services segment. We expect that our compensation and related benefits will remain in its current level with minimal increase in the near future.

Amortization of intangible assets

For the year ended September 30, 2023, our amortization of intangible assets remained roughly the same as the year ended September 30, 2022.

Bad debt expense

For the year ended September 30, 2023, our bad debt expense increased by $1,178,318, or 81,039.8%, as compared to the year ended September 30, 2022. The increase was mainly attributable to increased allowance for doubtful accounts for related party’s receivables.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of rent, filing fee, platform fee, travel and entertainment, miscellaneous taxes, and other miscellaneous items.

For the year ended September 30, 2023, total other general and administrative expenses decreased by $195,872, or 30.3%, as compared to the year ended September 30, 2022. The decrease was mainly due to a decrease in rent of approximately $40,000, a decrease in platform fee of approximately $38,000, a decrease in miscellaneous taxes of approximately $37,000, and a decrease in other miscellaneous items of approximately $81,000 driven by our efforts at stricter controls on corporate expenditure. We expect that other general and administrative expenses will remain in its current level with minimal decrease in the near future.

Impairment loss

In September 2023, we assessed our long-lived assets for any impairment and concluded that there were indicators of impairment as of September 30, 2023 and we calculated that the estimated undiscounted cash flows related to our intangible assets and cost method investment were less than their carrying amounts. We have not been able to realize the financial projections provided by Match at the time of the intangible assets purchase and have decided to impair the intangible assets to zero. The impairment of cost method investment is due to our conclusion that it will be unable to recover the carrying amount of the investment due to the investee’s series of operating losses and global economic environment. Based on our analysis, we recognized an impairment loss of $11,914,322 for the year ended September 30, 2023. We did not record any impairment charge for our intangible assets and cost method investment for the year ended September 30, 2022 as there was no impairment indicator noted.

In September 2022, we assessed our equity method investment for any impairment and concluded that there were indicators of impairment as of September 30, 2022 and we calculated that the estimated undiscounted cash flows related to our equity method investment were less than the carrying amount of the equity method investment. The impairment of equity method investment is due to our conclusion that it will be unable to recover the carrying amount of the investment due to the investee’s series of operating losses and global economic environment. Based on our analysis, we recognized an impairment loss of $4,310,745 related to the equity method investment for the year ended September 30, 2022, which reduced the investment value to zero.

Other (Expense) Income

Other (expense) income includes loss from equity method investment and other miscellaneous income (expense).

Other income, net, totaled $34,793 for the year ended September 30, 2023, as compared to other expense, net, of $703,333 for the year ended September 30, 2022, a decrease of $738,126, or 104.9%, which was attributable to a decrease in loss from equity method investment of approximately $689,000 and a decrease in other miscellaneous expense of approximately $51,000, offset by an increase in related party interest expense of approximately $2,000.

Net Loss

As a result of the factors described above, our net loss was $17,428,428, or $1.73 per share (basic and diluted), for the year ended September 30, 2023, as compared to $11,845,657, or $1.21 per share (basic and diluted), for the year ended September 30, 2022, an increase of $5,582,771 or 47.1%.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar, the functional currency of Match Financial Limited and its subsidiary, Digital RFQ, is the British Pound (“GBP”), the functional currency of Digital RFQ’s subsidiary, DRFQ Europe UAB, is Euro, and the functional currency of Digital RFQ’s subsidiary, DRFQ Pay North America, is CAD. The financial statements of our subsidiaries whose functional currency is the GBP or Euro or CAD are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $26,260 and a foreign currency translation gain of $49,779 for the years ended September 30, 2023 and 2022, respectively. This non-cash loss/gain had the effect of increasing/decreasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $17,454,688 and $11,795,878 for the years ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2023 and 2022, we had cash of approximately $19,000 and $364,000, respectively, exclusive of customer custodial cash. We had working capital deficit of approximately $6,195,000 as of September 30, 2023.

Our ability to continue as a going concern is dependent upon the management of expenses and our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due, and upon profitable operations.

We need to either borrow funds or raise additional capital through equity or debt financings. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. In the event that there are any unforeseen delays or obstacles in obtaining funds through the aforementioned sources, TCM has committed to inject capital into the Company in order to maintain the ongoing operations of the business.

The following table sets forth a summary of changes in our working capital deficit from September 30, 2022 to September 30, 2023:

	September 30,	September 30,	Changes in
	2023	2022	Amount	Percentage
Working capital deficit:
Total current assets	$2,928,408	$3,687,799	$(759,391)	(20.6)%
Total current liabilities	9,123,465	7,474,324	1,649,141	22.1%
Working capital deficit	$(6,195,057)	$(3,786,525)	$(2,408,532)	63.6%

Our working capital deficit increased by $2,408,532 to $6,195,057 at September 30, 2023 from $3,786,525 at September 30, 2022. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $345,000, a decrease in customer custodial cash of approximately $1,348,000 due to the decrease in cash maintained in our bank accounts held for the benefit of our customers, a decrease in customer digital currency assets of approximately $248,000 due to the decrease in customer digital currency controlled by us in fiscal 2023, an increase in due to affiliates of approximately $2,295,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in fiscal 2023, an increase in accrued payroll liability and directors’ compensation of approximately $165,000 due to increased management in our financial services segment in fiscal 2023, offset by an increase in due from affiliates of approximately $1,108,000 due to the payments made to our affiliates and monies that we paid on behalf of our affiliates in fiscal 2023, an increase in note receivable – related parties, net, of approximately $128,000 driven by payments made for investment in note receivable – related parties in fiscal 2023, a decrease in customer custodial cash liabilities of approximately $578,000 resulting from fulfillment of our direct obligations to our customers, and a decrease in customer digital currency liabilities of approximately $248,000 due to the decrease in customer digital currency controlled by us in fiscal 2023.

Because the exchange rate conversion is different for the consolidated balance sheets and the consolidated statements of cash flows, the changes in assets and liabilities reflected on the consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the consolidated balance sheets.

Cash Flow for the Year Ended September 30, 2023 Compared to the Year Ended September 30, 2022

The following summarizes the key components of our cash flows for the years ended September 30, 2023 and 2022:

	Years Ended September 30,
	2023	2022
Net cash (used in) provided by operating activities	$(1,232,382)	$1,615,606
Net cash used in investing activities	(1,109,936)	(35,000)
Net cash provided by financing activities	418,316	-
Effect of exchange rate on cash	231,404	(399,262)
Net (decrease) increase in cash	$(1,692,598)	$1,181,344

Net cash flow used in operating activities for the year ended September 30, 2023 was $1,232,382, which primarily reflected our consolidated net loss of approximately $17,428,000, and the changes in operating assets and liabilities, primarily consisting of an increase in due from affiliates of approximately $1,338,000 due to the payments made to our affiliates and monies that we paid on behalf of our affiliates in fiscal 2023, a decrease in customer custodial cash liabilities of approximately $776,000 driven by fulfillment of our direct obligations to our customers in fiscal 2023, and a decrease in customer digital currency liabilities of approximately $273,000 due to the decrease in customer digital currency controlled by us in fiscal 2023, offset by a decrease in customer digital currency assets of approximately $273,000 due to the decrease in customer digital currency controlled by us in fiscal 2023, an increase in due to affiliates of approximately $2,261,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in fiscal 2023, and an increase in accrued payroll liability and directors’ compensation of approximately $165,000 due to increased management in our financial services segment in fiscal 2023, and the non-cash items adjustment primarily consisting of amortization of intangible assets of approximately $2,380,000, stock-based compensation and service expense of approximately $371,000, provision for bad debt of approximately $1,180,000, and impairment of intangible assets and cost method investment of approximately $11,914,000.

Net cash flow provided by operating activities for the year ended September 30, 2022 was $1,615,606, which primarily reflected the non-cash items adjustment primarily consisting of amortization of intangible assets, mainly representing intangible assets acquired on Match acquisition, of approximately $2,691,000, stock-based compensation and service expense of approximately $1,914,000 due to options granted for professional services, loss on equity method investment of approximately $689,000, and impairment of equity method investment of approximately $4,311,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in customer digital currency assets of approximately $823,000 due to the decrease in customer digital currency controlled by us in fiscal 2022, a decrease in due from affiliates of approximately $1,687,000 resulting from the payments received from our affiliates in fiscal 2022, an increase in customer custodial cash liabilities of approximately $1,560,000 resulting from our business expansion, an increase in due to affiliates of approximately $323,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in fiscal 2022, and an increase in accrued liabilities and other payables of approximately $191,000, which was mainly due to the increase in unearned revenue of approximately $154,000 and the increase in accrued other miscellaneous items of approximately $37,000, offset by a decrease in customer digital currency liabilities of approximately $823,000 due to the decrease in customer digital currency controlled by us in fiscal 2022, and our consolidated net loss of approximately $11,846,000.

Net cash flow used in investing activities was $1,109,936 for the year ended September 30, 2023 as compared to $35,000 for the year ended September 30, 2022. During the year ended September 30, 2023, we made payments for investment in note receivable – related parties of approximately $1,921,000 and payment for purchase of intangible asset of approximately $42,000, offset by proceeds received from note receivable – related parties of approximately $853,000. During the year ended September 30, 2022, we made payment for note receivable of $35,000.

Net cash flow provided by financing activities was $418,316 for the year ended September 30, 2023 as compared to $0 for the year ended September 30, 2022. During the year ended September 30, 2023, we received proceeds from loan payable - related parties of approximately $418,000.

There was no financing activity during the year ended September 30, 2022.

Our operations will require additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of revenue and reduce our costs, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. We do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing we are able to obtain may involve operating covenants that restrict our business. Our capital requirements for the next twelve months primarily relate to mergers, acquisitions and the development of business opportunities. In addition, we expect to use cash to pay fees related to professional services. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	The working capital requirements to finance our current business;

●	The use of capital for mergers, acquisitions and the development of business opportunities;

●	Addition of personnel as the business grows; and

●	The cost of being a public company.

We need to either borrow funds or raise additional capital through equity or debt financings. However, we cannot be certain that such capital (from our stockholders or third parties) will be available to us or whether such capital will be available on terms that are acceptable to us. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Consistent with Section 144 of the Delaware General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 3 to our Consolidated Financial Statements appearing elsewhere in this report.

Foreign Currency Exchange Rate Risk

A portion of our operations are in United Kingdom. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between GBP and US dollars. For the years ended September 30, 2023 and 2022, we had an unrealized foreign currency translation loss of approximately $26,000 and an unrealized foreign currency translation gain of approximately $50,000, respectively, because of changes in the exchange rates.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

NUKKLEUS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Nukkleus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nukkleus, Inc. (the Company) as of September 30, 2023, and the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in stockholders’ equity (deficit), and consolidated statement of cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the September 30, 2022 financial statements to retrospectively apply the reverse recapitalization, as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the September 30, 2022  financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the September 30, 2022  financial statements taken as a whole.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2023

Los Angeles, California

July 11, 2024

PCAOB ID Number 6580

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nukkleus Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse recapitalization and the variable interest entity conclusion and disclosure described in Note 3, the accompanying consolidated balance sheet of Nukkleus Inc. and subsidiaries (the “Company”) as of September 30, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). The September 30, 2022 consolidated financial statements before the effects of the adjustments discussed in Note 3 are not presented herein.

In our opinion, the consolidated financial statements before the effects of the adjustments to retrospectively apply the reverse recapitalization and the variable interest entity conclusion and disclosure described in Note 3, present fairly, in all material respects, the financial position of the Company at September 30, 2022 and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse recapitalization and the variable interest entity conclusion and disclosure described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments and conclusion and disclosure are appropriate and have been properly applied. Those adjustments and conclusion and disclosure were audited by GreenGrowth CPAs.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We served as the Company’s auditor from 2016 (such date takes into account the acquisition Rotenberg, Meril Solomon, Bertiger & Guttilla, P.C. by Marcum LLP effective February 1, 2022) to 2023.

Saddle Brook, New Jersey

April 7, 2023

NUKKLEUS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash	$19,318	$364,023
Customer custodial cash	672,501	2,020,394
Customer digital currency assets	-	248,214
Digital assets	1,973	73,415
Due from affiliates	2,039,274	931,136
Note receivable - related parties, net	162,820	35,000
Other current assets	32,522	15,617

TOTAL CURRENT ASSETS	2,928,408	3,687,799

NON-CURRENT ASSETS:
Cost method investment	391,217	6,602,000
Intangible assets, net	33,000	8,075,105

TOTAL NON-CURRENT ASSETS	424,217	14,677,105

TOTAL ASSETS	$3,352,625	$18,364,904

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$138,666	$51,712
Customer custodial cash liabilities	1,443,011	2,020,717
Customer digital currency liabilities	-	248,214
Due to affiliates	6,808,749	4,514,063
Accrued payroll liability and directors’ compensation	402,241	237,205
Accrued professional fees	160,926	170,058
Accrued liabilities and other payables	169,872	232,355

TOTAL CURRENT LIABILITIES	9,123,465	7,474,324

NON-CURRENT LIABILITIES:
Loan payable - related parties	420,619	-
Interest payable - related parties	1,771	-

TOTAL NON-CURRENT LIABILITIES	422,390	-

TOTAL LIABILITIES	9,545,855	7,474,324

COMMITMENTS AND CONTINGENCIES - (Note 16)

STOCKHOLDERS’ (DEFICIT) EQUITY (1):

Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at September 30, 2023 and 2022)	-	-
Common stock ($0.0001 par value; 40,000,000 shares authorized; 10,074,657 shares issued and outstanding at September 30, 2023 and 2022)	1,007	1,007
Additional paid-in capital	25,543,048	25,172,170
Accumulated deficit	(31,769,244)	(14,340,816)
Accumulated other comprehensive income	31,959	58,219

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(6,193,230)	10,890,580

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,352,625	$18,364,904

(1)	Retroactively restated for the reverse recapitalization as described in Note 3 and 18.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended September 30,
	2023	2022
REVENUES
Revenue - general support services - related party	$19,200,000	$19,200,000
Revenue - financial services	2,097,642	2,313,474
Total revenues	21,297,642	21,513,474

COSTS OF REVENUES
Cost of revenue - general support services - related party	18,775,000	18,900,000
Cost of revenue - financial services	2,865,783	3,274,870
Total costs of revenues	21,640,783	22,174,870

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	425,000	300,000
Gross loss - financial services	(768,141)	(961,396)
Total gross loss	(343,141)	(661,396)

OPERATING EXPENSES:
Advertising and marketing	55,889	420,186
Professional fees	2,423,773	4,329,988
Compensation and related benefits	822,625	508,471
Amortization of intangible assets	273,711	264,224
Bad debt expense	1,179,772	1,454
Other general and administrative	449,988	645,860
Impairment loss	11,914,322	4,310,745

Total operating expenses	17,120,080	10,480,928

LOSS FROM OPERATIONS	(17,463,221)	(11,142,324)

OTHER (EXPENSE) INCOME:
Loss from equity method investment	-	(689,255)
Interest expense - related parties	(1,776)	-
Other income (expense)	36,569	(14,078)

Total other income (expense), net	34,793	(703,333)

LOSS BEFORE INCOME TAXES	(17,428,428)	(11,845,657)

INCOME TAXES	-	-

NET LOSS	$(17,428,428)	$(11,845,657)

COMPREHENSIVE LOSS:
NET LOSS	$(17,428,428)	$(11,845,657)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(26,260)	49,779
COMPREHENSIVE LOSS	$(17,454,688)	$(11,795,878)

NET LOSS PER COMMON SHARE (1):
Basic and diluted	$(1.73)	$(1.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	10,074,657	9,771,734

(1)	Retroactively restated for the reverse recapitalization as described in Note 3 and 18.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (1)

For the Years Ended September 30, 2023 and 2022

							Accumulated	Total
	Preferred Stock		Common Stock		Additional		Other	Stockholders’
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of September 30, 2021, as restated	-	$-	9,110,157	$911	$11,645,500	$(2,495,159)	$8,440	$9,159,692
			-
Common stock issued in connection with cost method investment	-	-	548,767	55	6,601,945	-	-	6,602,000
			-
Common stock issued in connection with equity method investment	-	-	415,733	41	4,999,959	-	-	5,000,000

Stock options issued for the purchase of an intangible asset	-	-	-	-	11,237	-	-	11,237

Stock-based compensation	-	-	-	-	1,913,529	-	-	1,913,529

Net loss for the year	-	-	-	-	-	(11,845,657)	-	(11,845,657)

Foreign currency translation adjustment	-	-	-	-	-	-	49,779	49,779

Balance as of September 30, 2022	-	-	10,074,657	1,007	25,172,170	(14,340,816)	58,219	10,890,580

Stock-based compensation	-	-	-	-	370,878	-	-	370,878

Net loss for the year	-	-	-	-	-	(17,428,428)	-	(17,428,428)

Foreign currency translation adjustment	-	-	-	-	-	-	(26,260)	(26,260)

Balance as of September 30, 2023	-	$-	10,074,657	$1,007	$25,543,048	$(31,769,244)	$31,959	$(6,193,230)

(1)	Retroactively restated for the reverse recapitalization as described in Note 3 and 18.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,428,428)	$(11,845,657)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	2,380,115	2,690,617
Stock-based compensation and service expense	370,878	1,913,529
Provision for bad debt	1,179,772	1,454
Unrealized foreign currency exchange loss (gain)	3,221	(768)
Loss on equity method investment	-	689,255
Impairment of digital assets	7,950	887
Impairment loss	11,914,322	4,310,745
Changes in operating assets and liabilities:
Customer digital currency assets	273,337	822,650
Accounts receivable	(618)	53,474
Digital assets	70,913	(84,241)
Due from affiliates	(1,338,432)	1,686,737
Other current assets	(25,775)	(4,716)
Accounts payable	82,366	7,276
Customer custodial cash liabilities	(775,511)	1,560,251
Customer digital currency liabilities	(273,337)	(822,650)
Due to affiliates	2,261,395	323,129
Accrued payroll liability and directors’ compensation	165,288	66,667
Accrued professional fees	(17,071)	56,006
Interest payable - related parties	1,776	-
Accrued liabilities and other payables	(84,543)	190,961

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,232,382)	1,615,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable – related parties	(1,920,754)	(35,000)
Proceeds from note receivable – related parties	852,651	-
Purchase of intangible asset	(41,833)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,109,936)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related parties	418,316	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	418,316	-

EFFECT OF EXCHANGE RATE ON CASH	231,404	(399,262)

NET (DECREASE) INCREASE IN CASH	(1,692,598)	1,181,344

Cash - beginning of year	2,384,417	1,203,073

Cash - end of year	$691,819	$2,384,417

Cash consisted of the following:
Cash	$19,318	$364,023
Customer custodial cash	672,501	2,020,394
Total cash	$691,819	$2,384,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with cost method investment	$-	$6,602,000
Common stock issued in connection with equity method investment	$-	$5,000,000
Stock options issued for the purchase of an intangible asset	$-	$11,237
Adjustment for common stock issued in connection with asset acquisition	$-	$2,861,631

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY HISTORY AND NATURE OF THE BUSINESS

Nukkleus Inc. (formerly known as, Brilliant Acquisition Corporation) (“Nukkleus”) was formed on May 24, 2019. Nukkleus was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities. On June 23, 2023, Brilliant Acquisition Corporation, a British Virgin Islands company (prior to the Merger “Brilliant”, and following the Merger, a Delaware corporation “Nukkleus”), entered into an Amended and Restated Agreement and Plan of Merger (as amended by the First Amendment to the Amended and Restated Agreement and Plan of Merger on November 1, 2023, the “Merger Agreement”), by and among Brilliant BRIL Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Brilliant (“Merger Sub”), and Nukkleus Inc., a Delaware corporation (“Old Nukk” or the “Company”). Old Nukk (f/k/a Compliance & Risk Management Solutions Inc.) was formed on July 29, 2013 in the State of Delaware as a for-profit Company and established a fiscal year end of September 30.

The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub merged with and into Old Nukk (the “Merger”), with Old Nukk surviving as a wholly-owned subsidiary of Brilliant. In connection with the Merger, Brilliant changed its name to “Nukkleus Inc.” (“Nukkleus” or “Combined Company”). The Merger and other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

In connection with the Business Combination, Brilliant changed its name to “Nukkleus Inc.” The Business Combination was completed on December 22, 2023. The accompanying financial statements are those of Old Nukk, as adjusted for the reverse recapitalization, as described in Note 3.

As a result of Business Combination, Nukkleus now is a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. The Company primarily provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package to Triton Capital Markets Ltd. (“TCM”), formerly known as FXDD Malta Limited (“FXDD Malta”). The FXDD brand (e.g., see FXDD.com) is the brand utilized in the retail forex trading industry by TCM.

Nukkleus Limited, a wholly-owned subsidiary of the Company, provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a General Services Agreement (“GSA”) to TCM. TCM is a private limited liability company formed under the laws of Malta. The GSA provides that TCM will pay Nukkleus Limited at minimum $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato, who is the Company’s Chief Executive Officer (“CEO”) and chairman, is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of TCM.

In addition, in order to appropriately service TCM, Nukkleus Limited entered into a GSA with FXDirectDealer LLC (“FXDIRECT”), which provides that Nukkleus Limited will pay FXDIRECT a minimum of $1,575,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. Effective May 1, 2023, the minimum amount payable by Nukkleus Limited to FXDIRECT for services was reduced from $1,575,000 per month to $1,550,000 per month. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC.

In July 2018, the Company incorporated Nukkleus Malta Holding Ltd., which is a wholly-owned subsidiary. In July 2018, Nukkleus Malta Holding Ltd. incorporated Markets Direct Technology Group Ltd (“MDTG”), formerly known as Nukkleus Exchange Malta Ltd. MDTG was exploring potentially obtaining a license to operate an electronic exchange whereby it would facilitate the buying and selling of various digital assets as well as traditional currency pairs used in FX Trading. During the fourth quarter of fiscal 2020, management made the decision to exit the exchange business and to no longer pursue the regulatory licensing necessary to operate an exchange in Malta.

On August 27, 2020, the Company renamed Nukkleus Exchange Malta Ltd. to Markets Direct Technology Group Ltd (“MDTG”). MDTG manages the technology and Internet Protocol (“IP”) behind the Markets Direct brand (which is operated by TCM). MDTG holds all the IP addresses and all the software licenses in its name, and it holds all the IP rights to the brands such as Markets Direct and TCM. MDTG then leases out the rights to use these names/brands licenses to the appropriate entities.

In fiscal year 2021, the Company completed its acquisition of Match Financial Limited, a private limited company formed in England and Wales (“Match”) and its subsidiaries. Match, through its Digital RFQ Limited (“Digital RFQ”) subsidiary, is engaged in providing payment services from one fiat currency to another or to digital assets.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY HISTORY AND NATURE OF THE BUSINESS (continued)

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 548,767 shares of common stock of the Company (the “Jacobi Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Jacobi Transaction will be entered between the Company and the New Jacobi Shareholders. The Jacobi Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin exchange-traded fund (“ETF”). Jamal Khurshid and Nicholas Gregory own, directly and indirectly, approximately 40% and 10% of Jacobi, respectively. Jamal Khurshid is the Company’s chief operating officer and director and Nicholas Gregory is the Company’s director. The transactions contemplated by the Jacobi Agreement constituted a “related-party transaction” as defined in Item 404 of Regulation S-K because of Mr. Khurshid’s and Mr. Gregory’s position as beneficial owner of one or more Original Shareholders and New Jacobi Shareholders.

On December 30, 2021, Old Nukk and the shareholder (the “Digiclear Shareholder”) of Digiclear Ltd. (“Digiclear”) entered into a Purchase and Sale Agreement (the “Digiclear Agreement”) pursuant to which Old Nukk acquired 5,400,000 of the issued and outstanding ordinary shares of Digiclear in consideration of shares of common stock, which following the Merger represented 415,733 shares of common stock of the Company (valued at $5,000,000 based on the market price of Old Nukk’s common stock on the acquisition date) (the “Digiclear Transaction”). The Digiclear Transaction closed on March 17, 2022. In addition, upon the closing of the Merger, the Company agreed to provide an additional $1 million in investment to Digiclear in exchange for 4.545% of additional shares of Digiclear’s capital stock subject to the parties entering a definitive agreement. The Company and Digiclear have not entered into an additional agreement outlining the terms pursuant to which the Company would acquire the additional shares of Digiclear. The Company has provided $229,837 additional funds to Digiclear since the initial closing. Digiclear is a company developing a custody and settlement utility operating system.

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Brilliant Acquisition Corporation, a British Virgin Islands company (“Brilliant”). The Merger Agreement has been approved by the Company’s boards of directors. On June 23, 2023, the Company, Brilliant and BRIL Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Brilliant (“Merger Sub”), entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”). The A&R Merger Agreement extended the Outside Closing Date (as defined in the A&R Merger Agreement), to the later of (i) July 23, 2023, or, (ii) following the approval by Brilliant’s shareholders of an extension of the life of the SPAC pursuant to Brilliant’s organizational documents, to the date so approved, but not later than December 23, 2023. The transactions contemplated by the A&R Merger Agreement are closed on December 22, 2023.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2023 and 2022, the Company had cash of approximately $19,000 and $364,000, respectively, exclusive of customer custodial cash.

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company had a working capital deficit of approximately $6,195,000 at September 30, 2023 and incurred a net loss and generated negative cash flow from operating activities of approximately $17,428,000 and $1,232,000 for the year ended September 30, 2023, respectively. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

The Company cannot be certain that such necessary capital through equity or debt financings will be available to it or whether such capital will be available on terms that are acceptable to it. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact the Company business. In the event that there are any unforeseen delays or obstacles in obtaining funds through the aforementioned sources, TCM, which is wholly-owned by an entity that is majority-owned by Mr. Assentato, has committed to inject capital into the Company in order to maintain the ongoing operations of the business.

Based on the foregoing, management believes that its current financial resources, as of the date of the issuance of these financial statements, are sufficient to fund its current twelve-month operating budget, alleviating any concerns by its historical operating results and satisfying its estimated liquidity needs for the twelve months from the issuance of these financial statements.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the rules and regulations of the U.S. Securities and Exchange Commission for financial information.

The consolidated financial statements include the accounts of the Old Nukk and its consolidated subsidiaries. These accounts were prepared under the accrual basis of accounting. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant estimates during the years ended September 30, 2023 and 2022 include the allowance for doubtful accounts, useful life of intangible assets, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and the associated valuation allowances, valuation of stock-based compensation, and fair value of customer digital currency assets and liabilities.

Reverse recapitalization

Pursuant to the Merger Agreement, the merger between Brilliant and Old Nukk was accounted for as a reverse recapitalization in accordance with US GAAP (the “Reverse Recapitalization”). Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old Nukk issuing stock for the net assets of Brilliant, accompanied by a recapitalization. The net assets of Brilliant are stated at historical cost, with no goodwill or other intangible assets recorded.

Old Nukk was determined to be the accounting acquirer based on the following predominant factors:

●	Old Nukk’s existing stockholders have the greatest voting interest in the Combined Company;

●	Old Nukk controls the majority of the board of directors of the Combined Company and, given the board of directors election and retention provisions, Old Nukk holds the ability to maintain control of the board of directors on a go-forward basis; and

●	Old Nukk’s senior management is the senior management of the Combined Company.

The consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of Old Nukk. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 36.44532 established in the Business Combination.

Cash and cash equivalents

At September 30, 2023 and 2022, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2023		September 30, 2022
United States	$7,675	39.7%	$47,860	13.1%
United Kingdom	11,469	59.4%	315,989	86.8%
Malta	174	0.9%	174	0.1%
Total cash	$19,318	100.0%	$364,023	100.0%

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2023 and 2022. Cash and cash equivalents excludes customer legal tender, which is reported separately as Customer custodial cash in the accompanying consolidated balance sheets. Refer to “customer custodial cash and customer custodial cash liabilities” below for further details.

Customer custodial cash and customer custodial cash liabilities

Customer custodial cash represents cash and cash equivalents maintained in Company bank accounts that are controlled by the Company but held for the benefit of customers. Customer custodial cash liabilities represent these cash deposits to be utilized for its contractual obligations to its customers. The Company classifies the assets as current based on their purpose and availability to fulfill the Company’s direct obligations to its customers.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customer digital currency assets and liabilities

At certain times, Digital RFQ’s customers’ funds that Digital RFQ uses to make payments on behalf of its customers, remain in the form of digital assets in its customers’ wallets at its digital asset trading platforms awaiting final conversion and/or transfer to the customer’s payment final destination. These indirectly held digital assets, may consist of USDT (Stablecoin), Bitcoin, and Ethereum (collectively, “Customer digital currency assets”). Digital RFQ maintains the internal recordkeeping of its customer digital currency assets, including the amount and type of digital asset owned by each of its customers.

Digital RFQ has control of the private keys and knows the balances of all wallets with its digital asset trading platforms in order to be able to successfully carry out the movement of digital assets for its client payment instruction. As part of its customer payment instruction, Digital RFQ can execute withdrawals on the wallets in its digital asset trading platforms.

Management has determined that Digital RFQ has control of the customer digital currency assets and records these assets on its balance sheet with a corresponding liability. Digital RFQ recognizes customer digital currency liabilities and corresponding customer digital currency assets, on initial recognition and at each reporting date, at fair value of the customer digital currency assets. Subsequent changes in fair value are adjusted to the carrying amount of these customer digital currency assets, with changes in fair value recorded in other general and administrative expense in the consolidated statements of operations and comprehensive loss.

Any loss, theft, or other misuse would impact the measurement of customer digital currency assets. The Company classifies the customer digital currency assets as current based on their purpose and availability to fulfill the Company’s direct obligations to its customers.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated financial statements, primarily due to their short-term nature.

Assets and liabilities measured at fair value on a recurring basis. Customer digital currency assets and liabilities are measured at fair value on a recurring basis. These assets and liabilities are measured at fair value on an ongoing basis.

As of September 30, 2023, the Company did not have any customer digital currency assets and liabilities.

The following table provides these assets and liabilities carried at fair value, measured as of September 30, 2022:

	Quoted Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at September 30,
	(Level 1)	(Level 2)	(Level 3)	2022
Customer digital currency assets	$-	$248,214	$-	$248,214
Customer digital currency liabilities	$-	$248,214	$-	$248,214

Customer digital currency assets and liabilities represent the Company’s obligation to safeguard customers’ digital assets. Accordingly, the Company has valued the assets and liabilities using quoted market prices for the underlying digital assets which is based on Level 2 inputs.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include intangible assets, cost method investment, and equity method investment that are written down to fair value when they are impaired.

Intangible assets. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, lower revenues and net incomes than anticipated and future ability to make profits. These assumptions represent Level 3 inputs. Impairment of intangible assets for the year ended September 30, 2023 was $5,703,539.

Investments. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, the investee’s a series of operating losses and global economic environment. These assumptions represent Level 3 inputs. Impairment of investments for the years ended September 30, 2023 and 2022 was $6,210,783 and $4,310,745, respectively.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Credit risk and uncertainties

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption.

The Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic.

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances, including customer custodial cash, in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company may also hold cash at digital asset trading platforms and performs a regular assessment of these digital asset trading platforms as part of its risk management process. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At September 30, 2023, the Company’s customer custodial cash balance had approximately $317,000 in excess of the federally-insured limits.

We may maintain our cash assets at financial institutions in the U.S. in amounts that may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation and the New York State Department of Financial Services closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the FDIC was appointed as receiver for SVB and Signature. In the event of a failure or liquidity issues of or at any of the financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations. Similarly, if our customers experience liquidity issues as a result of financial institution defaults or non-performance where they hold cash assets, their ability to pay us may become impaired and could have a material adverse effect on our results of operations, including the collection of accounts receivable and cash flows.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. A portion of the Company’s sales are credit sales which is to the customer whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivable is limited due to short-term payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Digital assets

The digital assets held by the Company are accounted for as intangible assets with indefinite useful lives, and are initially measured at cost. Digital assets accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. The fair value is measured using the quoted price of the digital asset at the time its fair value is being measured. Impairment expense is reflected in other general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company assigns costs to transactions on a first-in, first-out basis.

Note receivable – related parties

Note receivable – related parties is presented net of an allowance for doubtful account. The Company maintains allowance for doubtful account for estimated loss. The Company reviews the note receivable – related parties on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a borrower’s historical payment history, its current credit-worthiness and current economic trend. Note is written off after exhaustive efforts at collection. At September 30, 2023 and 2022, the Company has established, based on a review of its outstanding balances, an allowance for doubtful account in the amounts of $637,072 and $0, respectively, for its note receivable – related parties.

Investments

Investment in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Under the cost method, investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company periodically evaluates its cost method investment for impairment due to decline considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Operating expenses – Impairment loss” in the accompanying consolidated statements of operations and comprehensive loss, and a new basis in the investment is established. Impairment of cost method investment amounted to $6,210,783 for the year ended September 30, 2023. The Company did not record any impairment charge for cost method investment for the year ended September 30, 2022 as there was no impairment indicator noted.

The Company uses the equity method of accounting for its investment in, and earning or loss of, a company that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. No impairment of equity method investment was recorded for the year ended September 30, 2023. Impairment of equity method investment amounted to $4,310,745 for the year ended September 30, 2022.

Variable interest entity (“VIE”)

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the party with both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE.

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers all the facts and circumstances including its ongoing rights and responsibilities. This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the party that makes the most significant decisions affecting the VIE is determined to have the power to direct the activities of the VIE. To assess whether the Company has the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, the Company considers all of its economic interests, including debt and equity interests, and any other variable interests in the VIE. If the Company determines that it is the party with the power to make the most significant decisions affecting the VIE, and the Company has an obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, then the Company consolidates the VIE.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entity (“VIE”) (continued)

The Company analyzes its investment in Jacobi to determine whether it is a VIE and, if so, whether the Company is the primary beneficiary in accordance with ASC 810 Consolidation. The Company determines Jacobi is a VIE since it has insufficient equity to permit it to finance its activities without additional subordinated financial support. In determining whether it is the primary beneficiary, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The Company also considers whether it has the obligation to absorb losses of, or the right to receive benefits from, the VIE. The Company is not the primary beneficiary of Jacobi as it does not have the power to direct the activities that most significantly impact the economic performance of Jacobi, due to Jacobi’ management and board of directors’ structure. As a result, the variable interest entity is not consolidated. Creditors of the Company’s variable interest entity do not have recourse against the general credit of the Company. The Company uses the cost method to account for its investment in Jacobi in which the Company is not deemed to be the primary beneficiary.

The Company’s investment in unconsolidated variable interest entity is classified as cost method investment in the consolidated balance sheets. The Company’s assets and liabilities with the variable interest entity are classified as due from/to affiliates.

As of September 30, 2023 and 2022, the carrying value of assets and liabilities recognized in the consolidated balance sheets related to the Company’s interest in the non-consolidated VIE and the Company’s maximum exposure to loss relating to non-consolidated VIE were as follows:

	September 30, 2023	September 30, 2022
Cost method investment	$391,217	$6,602,000
Due from affiliates	95,274	-
Total VIE assets	$486,491	$6,602,000
Maximum exposure to loss	$486,491	$6,602,000

Intangible assets

Intangible assets consist of trade names, regulatory licenses, technology and software, which are being amortized on a straight-line method over the estimated useful life of 3 - 5 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

In September 2023, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of September 30, 2023 and it calculated that the estimated undiscounted cash flows related to its intangible assets and cost method investment were less than their carrying amounts. Based on its analysis, the Company recognized an impairment loss of $11,914,322 for the year ended September 30, 2023. The Company did not record any impairment charge for its intangible assets and cost method investment for the year ended September 30, 2022 as there was no impairment indicator noted.

In September 2022, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of September 30, 2022 and it calculated that the estimated undiscounted cash flows related to its equity method investment were less than the carrying amount of the equity method investment. Based on its analysis, the Company recognized an impairment loss of $4,310,745 for the year ended September 30, 2022, which reduced the value of equity method investment to $0.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party

Financial services	Providing payment services from one fiat currency to another or to digital assets

In the following table, revenues are disaggregated by segment for the years ended September 30, 2023 and 2022:

	Years Ended September 30,
Revenue Stream	2023	2022
General support services	$19,200,000	$19,200,000
Financial services	2,097,642	2,313,474
Total revenues	$21,297,642	$21,513,474

Revenue recognition

The Company determines revenue recognition from contracts with customers through the following steps:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s revenues are derived from providing:

●	General support services under a GSA to a related party. The transaction price is determined in accordance with the terms of the GSA and payments are due on a monthly basis. There are multiple services provided under the GSA (including operational reporting and technical support infrastructure, website hosting and marketing solutions, accounting maintenance, risk monitoring services, new account processing and customer care and continued support) and these performance obligations are combined into a single unit of accounting. Fees are recognized as revenue over time as the services are rendered under the terms of the GSA. The Company recognizes the full contracted amount each period with no deferred revenue. The nature of the performance obligation is to provide the specified goods or services directly to the customer. The Company engages another party to satisfy the performance obligation on its behalf. The Company’s performance obligation is not to arrange for the provision of the specified good or service by another party. The Company is primarily responsible for fulfilling the promise to provide the specified good or service. Therefore, the Company is deemed to be a principal in the transaction and recognizes revenue for that performance obligation. The Company is a financial technology company which is focused on providing software and technology solutions for the worldwide retail foreign exchange (“FX”) trading industry. Under a GSA, the Company is contractually obligated to provide for the fulfillment software, technology, customer sales and marketing and risk management technology hardware and software solutions package to TCM. The Company provides these services, obtained from affiliate service provider FXDirect Dealer, LLC which is under common ownership, and controls the services of its service provider necessary to legally transfer of the services to TCM. Consequently, the Company is defined as the principal in the transaction. The Company, as principal, satisfies its obligation by providing ongoing service support enabling TCM to conduct its retail FX business without interruption. Upon satisfaction of its obligation, the Company recognizes revenue in the gross amount of consideration it is entitled to receive. The monthly GSA price is calculated by applying the Company’s approximately 2% mark-up to the costs of the services being provided by FXDirect Dealer, LLC.

●	Financial services to its customers. Revenue related to its financial services offerings are recognized at a point in time when service is rendered. Prepayments, if any, received from customers prior to the services being performed are recorded as advances from customers. In these cases, when the services are performed, the appropriate portion of the amount recorded as advance from customers is recognized as revenue. There are 4 distinct stages that each trade must go through to be completed and must be converted from one currency into another. Where possible, fees are taken in United States dollar (“USD”) and therefore if there is an agreed fee with the client then this will be taken on the USD leg of the transaction regardless of whether it is pre-conversion or post-conversion. The first stage is notification and there is no real opportunity for us to realize revenue at this stage. The second stage is the funding stage and it allows us to charge the agreed fee before any currency conversion, we call this pre-trade revenue. The third stage of the transaction is conversion and we are able to realize revenue in the spread between the price we pay for the conversion and the price we charge the client for the conversion. The fourth opportunity for us to realize revenue (charge our fee) is after the conversion has taken place (post-trade).

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and marketing costs

All costs related to advertising and marketing are expensed as incurred. For the years ended September 30, 2023 and 2022, advertising and marketing costs amounted to $55,889 and $420,186, respectively, which was included in operating expenses on the accompanying consolidated statements of operations and comprehensive loss.

Stock-based compensation

The Company measures and recognizes compensation expense for all stock-based awards granted to non-employees, including stock options, based on the grant date fair value of the award. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model.

For non-employee stock-based awards, fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite performance period.

Income taxes

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal and foreign tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the period of the change in estimate.

The Company follows the provisions of FASB ASC 740-10 Uncertainty in Income Taxes (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.

Foreign currency translation

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar, the functional currency of Match Financial Limited and its subsidiary, Digital RFQ, is the British Pound (“GBP”), the functional currency of Digital RFQ’s subsidiary, DRFQ Europe UAB, is Euro, and the functional currency of Digital RFQ’s subsidiary, DRFQ Pay North America, is CAD. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange prevailing at the balance sheet date. Revenue and expenses are translated using average rates during each reporting period, and stockholders’ equity is translated at historical exchange rates. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss.

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Most of the Company’s revenue transactions are transacted in the functional currency of the Company. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation (continued)

Asset and liability accounts at September 30, 2023 and 2022 were translated at 0.8199 GBP and 0.8987 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at September 30, 2023 and 2022 were translated at 0.9446 EUR and 1.0221 EUR to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at September 30, 2023 were translated at 1.3591 CAD to $1.00, which was the exchange rate on the balance sheet date. Equity accounts were stated at their historical rates. The average translation rate applied to the statement of operations for the years ended September 30, 2023 and 2022 was 0.8161 GBP and 0.7835 GBP to $1.00, respectively. The average translation rate applied to the statement of operations for the year ended September 30, 2023 and for the period from January 12, 2022 through September 30, 2022 was 0.9368 EUR and 0.9440 EUR to $1.00. The average translation rate applied to the statement of operations for the period from February 18, 2023 through September 30, 2023 was 1.3475 CAD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended September 30, 2023 and 2022 consisted of net loss and unrealized loss/gain from foreign currency translation adjustment.

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

The Company has determined that it has two reportable business segments: general support services segment and financial services segment. These reportable segments offer different types of services and products, have different types of revenue, and are managed separately as each requires different operating strategies and management expertise.

Per share data

ASC Topic 260, Earnings per Share, requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended September 30, 2023 and 2022, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Years Ended September 30,
	2023	2022
Stock options	167,143	167,143
Potentially dilutive securities	167,143	167,143

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Merger

Old Nukk completed a Business Combination with Brilliant on December 22, 2023. All references in these consolidated financial statements to shares and corresponding capital amounts and losses per share, prior to the reverse recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 36.44532 established in the Business Combination.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company expects that the adoption will not have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 4 – OTHER CURRENT ASSETS

At September 30, 2023 and 2022, other current assets consisted of the following:

	September 30, 2023	September 30, 2022
Security deposit	$21,954	$-
Others	10,568	15,617
Total	$32,522	$15,617

NOTE 5 - CUSTOMER ASSETS AND LIABILITIES

The Company includes customer funds in the consolidated balance sheets as customer custodial cash and includes these cash deposits to be utilized for its contractual obligations to its customers as customer custodial cash liabilities in the consolidated balance sheets.

The following table presents customers’ cash and digital positions:

	September 30, 2023	September 30, 2022
Customer custodial cash	$672,501	$2,020,394
Customer digital currency assets	-	248,214
Total customer assets	$672,501	$2,268,608

Customer custodial cash liabilities	$1,443,011	$2,020,717
Customer digital currency liabilities	-	248,214
Total customer liabilities	$1,443,011	$2,268,931

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CUSTOMER ASSETS AND LIABILITIES (continued)

The Company controls digital assets for its customers in digital wallets and digital token identifiers necessary to access digital assets on digital asset trading platforms. The Company maintains a record of all assets in digital wallets held on digital asset trading platforms as well as the private keys, which are maintained on behalf of customers. The Company records the assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the digital assets which it controls for its customers. Any loss or theft would impact the measurement of the customer digital currency assets. During the years ended September 30, 2023 and 2022, no losses have been incurred in connection with customer digital currency assets. The Company also controls the bank accounts holding the customer custodial cash, as reflected on the accompanying consolidated balance sheets.

The following table sets forth the fair market value of customer digital currency assets, as shown in the consolidated balance sheets, as customer digital currency assets and customer digital currency liabilities, as of September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Bitcoin	$-	-	$162,294	65.4%
Stablecoin/USD Coin	-	-	85,897	34.6%
Ethereum	-	-	23	0.0%
Total customer digital currency assets	$-	-	$248,214	100.0%

NOTE 6 – DIGITAL ASSETS

The following table summarizes the Company’s digital asset holdings as of September 30, 2023:

Asset	Estimated Useful Life	Cost	Impairment	Digital Assets
Bitcoin	Indefinite	$894	$-	$894
Ethereum	Indefinite	709	-	709
Stablecoin/USD Coin	Indefinite	284	-	284
Other	Indefinite	86	-	86
Total		$1,973	$-	$1,973

The following table summarizes the Company’s digital asset holdings as of September 30, 2022:

Asset	Estimated Useful Life	Cost	Impairment	Digital Assets
Bitcoin	Indefinite	$63,377	$774	$62,603
Ethereum	Indefinite	1,289	-	1,289
Stablecoin/USD Coin	Indefinite	9,417	-	9,417
Other	Indefinite	106	-	106
Total		$74,189	$774	$73,415

The Company recorded impairment expense of $7,950 and $887 for the years ended September 30, 2023 and 2022, respectively, which was included in other general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COST METHOD INVESTMENT

At September 30, 2023 and 2022, cost method investment amounted to $391,217 and $6,602,000, respectively. The investment represents the Company’s minority interest in Jacobi, a private company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin ETF.

On December 15, 2021, the Company issued 548,767 shares of its common stock to Jacobi’s shareholders for acquisition of 5.0% equity interest of Jacobi. These shares were valued at $6,602,000, the fair market value on the grant date using the reported closing share price of the Company on the date of grant.

In accordance with ASC Topic 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company monitors its investment in the non-marketable security and will recognize, if ever existing, a loss in value which is deemed to be other than temporary.

In September 2023, the Company assessed its cost method investment for any impairment and concluded that there were indicators of impairment as of September 30, 2023. The impairment is due to the Company’s conclusion that it will be unable to recover the carrying amount of the investment due to the investee’s a series of operating losses and global economic environment. The Company calculated that the estimated undiscounted cash flows were less than the carrying amount related to the cost method investment. The Company recognized an impairment loss of $6,210,783 related to the cost method investment for the year ended September 30, 2023, which reduced the investment value to $391,217. The Company did not record any impairment charge for cost method investment for the year ended September 30, 2022 as there was no impairment indicator noted. The investee is the Company’s variable interest entity.

NOTE 8 – EQUITY METHOD INVESTMENT

As of both September 30, 2023 and 2022, the equity method investment amounted to $0. The investment represents the Company’s interest in Digiclear. Digiclear was incorporated on July 13, 2021 in United Kingdom. The company and the other unrelated party accounted for 50% and 50% of the total ownership, respectively. Digiclear is a company developing a custody and settlement utility operating system.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY METHOD INVESTMENT (continued)

The Company accounts for the investment in Digiclear under the equity method of accounting. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment.

In September 2022, the Company assessed its equity method investment for any impairment and concluded that there were indicators of impairment as of September 30, 2022. The impairment is due to the Company’s conclusion that it will be unable to recover the carrying amount of the investment due to the investee’s a series of operating losses and global economic environment. The Company calculated that the estimated undiscounted cash flows were less than the carrying amount related to the equity method investment. The Company has recognized an impairment loss of $4,310,745 related to the equity method investment for the year ended September 30, 2022, which reduced the investment value to zero.

Under the equity method, if there is a commitment for the Company to fund the losses of its equity method investee, the Company would continue to record its share of losses resulting in a negative equity method investment, which would be presented as a liability on the consolidated balance sheets. Commitments may be explicit and may include formal guarantees, legal obligations, or arrangements by contract. Implicit commitments may arise from reputational expectations, intercompany relationships, statements by the Company of its intention to provide support, a history of providing financial support or other facts and circumstances. When the Company has no commitment to fund the losses of its equity method investee, the carrying value of its equity method investment will not be reduced below zero. The Company had no commitment to fund additional losses of its equity method investment during the year ended September 30, 2023.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets primarily consist of the valuation of identifiable intangible assets acquired, representing trade names, regulatory licenses, and technology. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

At September 30, 2023 and 2022, intangible assets consisted of the following:

	Useful Life	September 30, 2023	September 30, 2022
Trade names	3 Years	$784,246	$784,246
Regulatory licenses	3 Years	180,227	138,751
Technology	5 Years	10,300,774	10,300,774
Software	3 Years	11,237	11,237
		11,276,484	11,235,008
Less: accumulated amortization		(5,539,945)	(3,159,903)
Less: impairment loss		(5,703,539)	-
		$33,000	$8,075,105

For the years ended September 30, 2023 and 2022, amortization expense amounted to $2,380,115 and $2,690,617, respectively, of which, $2,106,404 and $2,426,393 was included in cost of revenue – financial services, and $273,711 and $264,224 was included in operating expenses, respectively.

In September 2023, the Company assessed its intangible assets which were solely related to the Match acquisition (which consisted of trade names, regulatory licenses, and technology) and purchased software for any impairment and concluded that there were indicators of impairment as of September 30, 2023. The Company calculated that the estimated undiscounted cash flows were less than the carrying amount related to these intangible assets. The Company has not been able to realize the financial projections provided by Match at the time of the intangible assets purchase and has recognized an impairment loss of $5,703,539 related to these intangible assets for the year ended September 30, 2023.

Amortization of intangible assets attributable to future periods is as follows:

For the Year Ending September 30:	Amortization Amount
2024	$13,825
2025	13,825
2026	5,350
2027 and thereafter	-
$33,000

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2023 and 2022, accrued liabilities and other payables consisted of the following:

	September 30, 2023	September 30, 2022
Unearned revenue	$151,617	$203,222
Others	18,255	29,133
Total	$169,872	$232,355

NOTE 11 – SHARE CAPITAL

Common stock issued for cost method investment

On December 15, 2021, the Company issued 548,767 shares of its common stock to the original shareholders of Jacobi as consideration of acquisition of 5.0% of the issued and outstanding ordinary shares of Jacobi. These shares were valued at $6,602,000, the fair market value on the grant date using the reported closing share price of the Company on the date of grant, and the Company recorded cost method investment of $6,602,000 (see Note 8).

Common stock issued for equity method investment

On March 17, 2022, the Company issued 415,733 shares of its common stock to the Digiclear Shareholder for acquisition of 50% equity interest of Digiclear. These shares were valued at $5,000,000, the fair market value on the grant date using the reported closing share price on the date of grant.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2023:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2023	Weighted Average Exercise Price
$3.15 – 15.75	95,715	3.26	$4.44	61,429	$3.99
87.50	28,571	2.97	87.50	28,571	87.50
$3.15 – 87.50	124,286	3.19	$23.53	90,000	$30.50

Stock option activities for the years ended September 30, 2023 and 2022 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at October 1, 2021	28,571	$87.50
Granted	138,572	10.15
Terminated / Exercised / Expired	-	-
Outstanding at September 30, 2022	167,143	23.45
Expired	(42,857)	(23.33)
Outstanding at September 30, 2023	124,286	$23.53
Options exercisable at September 30, 2023	90,000	$30.50
Options expected to vest	34,286	$5.25

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at September 30, 2023 was $0.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHARE CAPITAL (continued)

Options (continued)

For the years ended September 30, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $370,878 and $1,913,529, respectively, which was recorded as professional fees on the accompanying consolidated statements of operations and comprehensive loss.

In January 2022, the Company issued 1,429 stock options for software purchase. The fair value of 1,429 stock options granted was $11,237 which was recorded as the cost of software. For the years ended September 30, 2023 and 2022, amortization in connection with the software amounted to $3,746 and $2,809, respectively, which was included in amortization of intangible assets on the accompanying consolidated statements of operations and comprehensive loss.

A summary of the status of the Company’s nonvested stock options granted as of September 30, 2023 and changes during the years ended September 30, 2023 and 2022 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at October 1, 2021	28,571	$87.50
Granted	138,572	10.15
Vested	(58,571)	(44.45)
Nonvested at September 30, 2022	108,572	12.25
Vested	(74,286)	(15.28)
Nonvested at September 30, 2023	34,286	$5.25

NOTE 12 – INCOME TAXES

The components for net loss for the years ended September 30, 2023 and 2022 was as follows:

	Years Ended September 30,
	2023	2022
United States	$16,285,346	$11,665,650
Bermuda	-	10,456
Malta	56,374	74,772
United Kingdom	1,032,885	90,318
Lithuania	45,274	4,461
Canada	8,549	-
Total	$17,428,428	$11,845,657

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (continued)

The components of income taxes expense (benefit) for the years ended September 30, 2023 and 2022 consisted of the following:

	Years Ended September 30,
	2023	2022
Current:
Federal	$-	$-
State	-	-
Malta	-	-
United Kingdom	-	-
Lithuania	-	-
Total current income taxes expense	$-	$-
Deferred:
Federal	$(665,382)	$(977,249)
State	(225,279)	(330,869)
Malta	(19,731)	(26,170)
United Kingdom	(72,082)	(17,138)
Lithuania	(6,791)	(669)
Total deferred income taxes (benefit)	$(989,265)	$(1,352,095)
Change in valuation allowance	989,265	1,352,095
Total income taxes expense	$-	$-

The reconciliations of the statutory income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended September 30,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State tax	0.8%	2.4%
Non-U.S. income taxed at different rates	(0.1)%	0.1%
Permanent differences	(17.2)%	(13.7)%
Prior year true-up	-	(0.8)%
Valuation allowance	(4.5)%	(9.0)%
Effective tax rate	0.0%	0.0%

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (continued)

The components of the Company’s net deferred tax assets (liabilities) as of September 30, 2023 and 2022 were as follows:

	September 30, 2023	September 30, 2022
Deferred tax assets
Net operating loss carry-forwards	$1,726,620	$1,129,699
Accrued directors’ compensation	100,410	66,678
Stock-based compensation	653,976	549,722
Impairment of digital assets	1,511	169
Allowance for doubtful accounts	123,554	-
Unrealized foreign currency exchange loss	612	-
Capitalized SPAC acquisition related professional fee	364,902	236,198
Total deferred tax assets, gross	2,971,585	1,982,466
Valuation allowance	(2,971,585)	(1,982,320)
Total deferred tax assets, net	$-	$146
Deferred tax liabilities
Unrealized foreign currency exchange gain	-	(146)
Total deferred tax liabilities	$-	$(146)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for years ended September 30, 2023 and 2022 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

As of September 30, 2023, the Company had $4,803,360 in U.S. federal net operating loss carry-forwards that can be utilized in future periods to reduce taxable income. However, due to changes in stock ownership, the use of the U.S. federal net operating loss carry-forwards is limited under Section 382 of the Internal Revenue Code. The Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. $258,405 of the net operating loss carry-forwards will expire in fiscal years 2033 through 2038. The remaining net operating loss carry-forwards do not expire. In addition, the Company has net operating losses in Malta and United Kingdom totaling $633,098 and $758,433, respectively, with no expiration date.

As of September 30, 2023 and 2022, the Company did not identify any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. However, no such interest and penalties were recorded as of September 30, 2023 and 2022.

The Company has a December 31 tax year-end. The federal, state and foreign income tax returns of the Company are subject to examination by various tax authorities, generally for three years after they are filed. The Company is not subject to income taxes in Bermuda. The Company’s 2020 through 2023 tax years are subject to examination.

NOTE 13 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Oliver Worsley, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $55,140 and $45,310 for the years ended September 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss. As of September 30, 2023 and 2022, the accrued and unpaid services charge related to Oliver Worsley amounted to $0 and $16,691, respectively, which have been included in accrued professional fees on the accompanying consolidated balance sheets.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

Services provided by related parties (continued)

From time to time, Craig Vallis, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $136,625 and $80,026 for the years ended September 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss.

The Company uses affiliate employees for various services such as the use of accountants to record the books and accounts of the Company at no charge to the Company, which are considered immaterial.

Office space from related parties

The Company uses office space of affiliate companies, free of rent, which is considered immaterial.

Revenue from related party and cost of revenue from related party

The Company’s general support services operate under a GSA with TCM providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount received is $1,600,000.

The Company’s general support services operate under a GSA with FXDIRECT receiving personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount payable is $1,575,000. Effective May 1, 2023, the minimum amount payable by the Company to FXDIRECT for services was reduced from $1,575,000 per month to $1,550,000 per month.

Both of the above entities are affiliates through common ownership.

During the years ended September 30, 2023 and 2022, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying consolidated statements of operations and comprehensive loss were as follows:

	Years Ended September 30,
	2023	2022
Service provided to:
TCM	$19,200,000	$19,200,000
	$19,200,000	$19,200,000

During the years ended September 30, 2023 and 2022, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying consolidated statements of operations and comprehensive loss were as follows:

	Years Ended September 30,
	2023	2022
Service received from:
FXDIRECT	$18,775,000	$18,900,000
	$18,775,000	$18,900,000

During the years ended September 30, 2023 and 2022, Digital RFQ earned revenue from related parties in the amount of $138,419 and $38,112, respectively, which was included in revenue – financial services on the accompanying consolidated statements of operations and comprehensive loss.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

Due from affiliates

At September 30, 2023 and 2022, due from affiliates consisted of the following:

	September 30, 2023	September 30, 2022
Digiclear	$-	$35,762
Jacobi	95,274	-
FXDD Mauritius (1)	1,500	-
TCM	1,942,500	895,374
Total	$2,039,274	$931,136

(1)	FXDD Mauritius is controlled by Emil Assentato, the Company’s chief executive officer and chairman.

At September 30, 2023, the balance of due from Digiclear with the amount of $229,837, which represented advances made to Digiclear and monies that the Company paid on behalf of Digiclear, was written off after exhaustive efforts at collection.

The balances due from Jacobi and FXDD Mauritius represent monies that the Company paid on behalf of Jacobi and FXDD Mauritius. The balance due from TCM represents unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the affiliates’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from affiliates at September 30, 2023 and 2022.

Due to affiliates

At September 30, 2023 and 2022, due to affiliates consisted of the following:

	September 30, 2023	September 30, 2022
Forexware LLC (1)	$1,211,778	$1,079,229
FXDIRECT (3)	5,064,428	3,042,101
Currency Mountain Holdings Bermuda, Limited (“CMH”)	42,000	42,000
FXDD Trading (1)	396,793	242,113
Markets Direct Payments (1)	2,317	2,114
Match Fintech Limited (2)	91,433	106,506
Total	$6,808,749	$4,514,063

(1)	Forexware LLC, FXDD Trading, and Markets Direct Payments are controlled by Emil Assentato, the Company’s chief executive officer and chairman.

(2)	Match Fintech Limited is controlled by affiliates of the Company.
(3)	The amount of $2,727,061 due to FXDIRECT was converted into 757,678 shares of common stock of the Company in December 2023 (See Note 17 – Common shares issued for debt conversion).

The balances due to affiliates represent expenses paid by Forexware LLC, FXDIRECT, FXDD Trading, Markets Direct Payments, and Match Fintech Limited on behalf of the Company and advances from CMH. The balance due to FXDIRECT may also include unsettled funds due related to the General Service Agreement.

Amounts due to affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Customer digital currency assets and liabilities – related parties

At September 30, 2023 and 2022, related parties’ digital currency, which was controlled by Digital RFQ, amounted to $0 and $248,214, respectively, which was included in customer digital currency assets and liabilities on the accompanying consolidated balance sheets.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

Note receivable – related parties

Promissory note

The Company originated a note receivable to a shareholder in the principal amount of $35,000 on September 1, 2022. The note matured with respect to $17,500 on March 1, 2023 and with respect to $17,500 on September 1, 2023. The note bears a fixed interest rate of 5.0% per annum. The principal was funded with cash custodial money. Currently, this loan is in default.

For the years ended September 30, 2023 and 2022, the interest income related to this note amounted to $1,836 and $159, respectively, and has been included in other (expense) income: other income (expense) on the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2023 and 2022, the outstanding interest balance related to this note was $1,980 and $159, respectively, and was included in other current assets on the accompanying consolidated balance sheets.

During the year ended September 30, 2023, the Company made loans with an aggregate principal of $299,650 to Brilliant. The principal was payable promptly after the date on which Brilliant consummated an initial business combination with a target business. These loans bear a fixed interest rate of 0% per annum. These loans shall not be convertible into any securities of Brilliant, and the Company shall have no recourse with respect to Brilliant’s ability to convert these loans into any securities of Brilliant (See Note 16 – Merger). At September 30, 2023, the amount of $299,650 was written off after exhaustive efforts at collection.

Line of credit

On July 31, 2023, the Company entered into a Credit Deed (the “Credit Deed”) providing a $1 million line of credit (the “Line of Credit”) to a related party company which is a client of Digital RFQ. The Line of Credit allows the related party company to request loans thereunder until amount reaches $1 million. Loan drawn under the Line of Credit bears interest at an annual rate of 8% and will be receivable in installments commencing on December 31, 2023. The Line of Credit was collateralized by 133,514 shares of common stock of the Company.

In the year ended September 30, 2023, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at September 30, 2022	$-
Draw down from Line of Credit	764,892
Outstanding principal under the Line of Credit at September 30, 2023	$764,892
Less: allowance for doubtful account	(637,072)
Outstanding principal under the Line of Credit at September 30, 2023, net	$127,820

For the year ended September 30, 2023, the interest income related to the Line of Credit amounted to $10,246 and has been included in other income (expense) on the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2023, the related accrued and unpaid interest for Line of Credit was $10,199 and the Company has established, based on a review of its outstanding interest receivable, an allowance for doubtful account in the amounts of $10,199 for the receivable.

On December 27, 2023, the Company and the related party company entered into a Stock Transfer Agreement pursuant to which the collateral, 133,514 shares of common stock of the Company, will be transferred to the Company. Although both parties signed the Stock Transfer Agreement, the Company’s management determine the likelihood of transferring the 133,514 shares to the Company is remote.

The Company reviews the Line of Credit and corresponding accrued and unpaid interest on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $650,285 for the year ended September 30, 2023.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

Loan payable – related parties and interest payable – related parties

On July 19, 2023, Digital RFQ issued a promissory note (the “July 2023 Loan”) in the principal amount of $75,619 to Jamal Khurshid, the Company’s chief operating officer and director, in consideration of cash proceeds in the amount of $75,619. The July 2023 Loan bears interest of 5.0% per annum and is due and payable on July 19, 2026.

On August 15, 2023, Digital RFQ issued a promissory note (the “August 2023 Loan”) in the principal amount of $75,000 to Emil Assentato, the Company’s chief executive officer and chairman, in consideration of cash proceeds in the amount of $75,000. The August 2023 Loan bears interest of 5.0% per annum and is due and payable on August 15, 2026.

On September 18, 2023, the Company issued a promissory note (the “September 2023 Loan”) in the principal amount of $270,000 to Emil Assentato, the Company’s chief executive officer and chairman, in consideration of cash proceeds in the amount of $270,000. The September 2023 Loan bears interest of 5.0% per annum and is due and payable on September 18, 2026. In December 2023, the September 2023 Loan principal of $270,000 was converted into 70,129 shares of common stock of the Company (See Note 17 – Common shares issued for debt conversion).

As of September 30, 2023, the outstanding principal balance totaled $420,619.

For the year ended September 30, 2023, the interest expense related to above loans amounted to $1,776 and has been reflected as interest expense – related parties on the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2023, the related accrued and unpaid interest for above loans was $1,771 and has been reflected as interest payable – related parties on the accompanying consolidated balance sheets.

Letter agreement with ClearThink

Nukkleus was party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination (See Note 16 - White lion stock purchase agreement).

Craig Marshak, a former member of the Board of Directors of the Company, was a managing director of ClearThink, a transaction advisory firm. ClearThink had been engaged by the Company to serve as the exclusive transactional financial advisor, and finder with respect to the Business Combination, to advise the Company with respect to the Business Combination. The letter agreement was terminated on October 27, 2023. The Company paid ClearThink $210,000 as of the date of closing of the Business Combination.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended September 30, 2023 and 2022.

	Years Ended September 30,
Customer	2023	2022
A – related party	90.2%	89.2%

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023, accounted for 95.2% of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023.

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding due from affiliates at September 30, 2022, accounted for 96.2% of the Company’s total outstanding due from affiliates at September 30, 2022.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the years ended September 30, 2023 and 2022.

	Years Ended September 30,
Supplier	2023	2022
A – related party	86.8%	85.2%

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2023, accounted for 81.7% of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2023.

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2022, accounted for 79.2% of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2022.

NOTE 15 – SEGMENT INFORMATION

For the years ended September 30, 2023 and 2022, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party; and (2) the financial services segment, in which we provide payment services from one fiat currency to another or to digital assets. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the years ended September 30, 2023 and 2022 was as follows:

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SEGMENT INFORMATION (continued)

	Years Ended September 30,
	2023	2022
Revenues
General support services	$19,200,000	$19,200,000
Financial services	2,097,642	2,313,474
Total	21,297,642	21,513,474

Costs of revenues
General support services	18,775,000	18,900,000
Financial services	2,865,783	3,274,870
Total	21,640,783	22,174,870

Gross profit (loss)
General support services	425,000	300,000
Financial services	(768,141)	(961,396)
Total	(343,141)	(661,396)

Operating expenses
Financial services	2,721,746	1,808,399
Corporate/Other	14,398,334	8,672,529
Total	17,120,080	10,480,928

Other (expense) income
Financial services	35,356	(12,792)
Corporate/Other	(563)	(690,541)
Total	34,793	(703,333)

Net income (loss)
General support services	425,000	300,000
Financial services	(3,454,531)	(2,782,587)
Corporate/Other	(14,398,897)	(9,363,070)
Total	(17,428,428)	(11,845,657)

Amortization
Financial services	2,106,404	2,687,808
Corporate/Other	273,711	2,809
Total	$2,380,115	$2,690,617

Total assets at September 30, 2023 and 2022	September 30, 2023	September 30, 2022
Financial services	$1,004,708	$10,768,309
Corporate/Other	2,347,917	7,596,595
Total	$3,352,625	$18,364,904

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Digital asset wallets

Digital RFQ has committed to safeguard all digital assets and digital token identifiers on behalf of its customers. As such, Digital RFQ may be liable to its customers for losses arising from theft or loss of customer private keys. Digital RFQ has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it engages third parties, which are digital asset trading platforms, to provide certain custodial services, including holding its customers’ digital token identifiers, securing its customers’ digital assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Its third-party digital asset trading platforms hold the digital assets in accounts in Digital RFQ’s name for the benefit of Digital RFQ’s customers.

Merger

On February 22, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company and Brilliant Acquisition Corporation, a British Virgin Islands company (“Brilliant”). The Merger Agreement has been approved by the Company’s boards of directors. On June 23, 2023, the Company, Brilliant and BRIL Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Brilliant (“Merger Sub”), entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”). The A&R Merger Agreement extended the Outside Closing Date (as defined in the A&R Merger Agreement), to the later of (i) July 23, 2023, or, (ii) following the approval by Brilliant’s shareholders of an extension of the life of the SPAC pursuant to Brilliant’s organizational documents, to the date so approved, but not later than December 23, 2023. The transactions contemplated by the A&R Merger Agreement are closed on December 22, 2023.

White lion stock purchase agreement

On May 17, 2022, the Company entered into a Stock Purchase Agreement (the “White Lion Agreement”) with White Lion Capital Partners, LLC a California-based investment fund (“White Lion”). Under the terms of the White Lion Agreement, the Company had the right, but not the obligation, to require White Lion to purchase shares of its common stock up to a maximum amount of $75,000,000. On February 21, 2024, the Company terminated the White Lion Agreement.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Merger

The Company completed a Business Combination with Brilliant on December 22, 2023. All references in these consolidated financial statements to shares and corresponding capital amounts and losses per share, prior to the reverse recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 36.44532 established in the Business Combination.

Common shares issued for services

In December 2023, the Company issued a total of 425,295 shares of its common stock for services rendered.

In January 2024, the Company issued 202,702 shares of its common stock for services rendered.

Common shares issued for debt conversion

On December 19, 2023, the Company and a related party entered into a Debt Conversion Agreement pursuant to which the outstanding amount of $2,727,061 was converted into 757,678 shares of common stock of the Company.

On December 19, 2023, the Company and a related party entered into a Debt Conversion Agreement pursuant to which the outstanding amount of $270,000 was converted into 70,129 shares of common stock of the Company.

Common shares issued for Settlement Agreement and Stipulation

On May 28, 2024, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, on May 31, 2024, the Company issued 700,000 shares of its common stock.

Financing

On March 6, 2024, the Company and a related party entered into a Facility Agreement, pursuant to which the Company borrowed $500,000 from the related party.

In March 2024, the Company and an individual, who is a shareholder of the Company, entered into a Loan Agreement, pursuant to which the Company can borrow up to GBP395,000 from the individual.

In June 2024, the Company and a third party entered into several agreements, pursuant to which the Company borrowed $375,000 and will have the right for a period of six months from June 11, 2024 to borrow an additional $500,000 from the third party.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 22, 2023, the Board of Directors (the “Board”) of the Company approved the engagement of Gries and Associates, LLC (“Gries”) as the Company’s new independent registered public accounting firm for the fiscal year ending September 30, 2023. The change was effective upon execution of an engagement letter. In connection with the selection of Gries, the Board dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm on May 22, 2023.

Marcum was engaged by the Company on July 26, 2022. During the most recent fiscal year ended September 30, 2022, and the subsequent interim period through May 22, 2023, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreement in their reports, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except as described below.

During the fiscal year ended September 30, 2022, there were reportable events within the meaning set forth in Item 304 (a)(1)(v) of Regulation S-K. As previously disclosed, in connection with the audit of our financial statements as of and for the fiscal year ended September 30, 2022, the Company identified material weaknesses in its internal control over financial reporting. The material weaknesses related to the following internal control weaknesses: a) the Company has not sufficiently designed, implemented and documented internal controls at the entity level and across the key business and financial processes to allow it to achieve complete, accurate and timely financial reporting and b) the Company has not designed and implemented controls to maintain appropriate segregation of duties in our business processes and c) the Company utilizes third party service providers in its financial services segment, for which the Company relies on for determining amounts pertaining to revenue and cryptocurrency asset completeness, accuracy and existence. The third party service providers lack a key service organization control report.

The audit report of Marcum on the Company’s consolidated financial statements as of and for the fiscal year ended September 30, 2022, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Prior to the engagement of Marcum, the previous independent registered public accounting firm engaged by the Company was Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

During the fiscal years ended September 30, 2022 and September 30, 2021, and the subsequent interim period through May 24, 2023, neither the Company nor anyone on its behalf has consulted Gries with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or the effectiveness of internal control over financial reporting, where either a written report or oral advice was provided to the Company that Gries concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, and as a result of the material weakness described below, our chief executive and financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

●	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023 due to the material weakness discussed below.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

Management identified a material weakness in the design and operating effectiveness of the Company’s identification, evaluation and accounting of complex, non-routine transactions and maintaining appropriate entity-level controls. The Company did not have sufficient resources to properly identify and account for the evaluation of the intangible assets and its cost-method investments and to implement and sustain appropriate entity-level controls.

Based on this assessment, management believes that our internal control over financial reporting was not effective as of September 30, 2023.

Remediation Measures

We have identified and begun to implement steps, as further described below, designed to remediate the foregoing material weakness. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

To remediate this material weakness, we are in the process of trying to hire additional resources in the technical accounting department and establish additional corporate governance policies and resources. We plan to improve this process by specifically strengthening the skills around complex non-routine transactions, including analysis and documentation of the Company’s accounting position and its review, as well as resources to craft and implement appropriate policies and monitoring controls.

While the foregoing measures are intended to effectively remediate the material weakness described in this Item 9A, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our financial statements are prepared in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

Except for the material weakness noted above, there has been no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the Companies officers and directors as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position
Emil Assentato	74	Chief Executive Officer and Chairman
Jamal “Jamie” Khurshid	48	Chief Operating Officer and Director
Nicholas Gregory	49	Director
Brian Schwieger	56	Director
Daniel Marcus	50	Director
Brian Ferrier (1)	74	Director
Tony Porcheron (2)	54	Chief Financial Officer
Colonel Derek Campbell (3)	56	Director
Reuven Yeganeh	48	Director
Anastasiia Kotaieva	33	Director

(1)	Mr. Ferrier resigned as a director on May 24, 2024.
(2)	Mr. Porcheron resigned as a Chief Financial Officer on February 9, 2024.
(3)	Mr. Campbell resigned as a director on May 24, 2024.

Set forth below is a brief description of the background and business experience of our current executive officers or directors.

Emil Assentato was previously the Chief Executive Officer of Tradition North America, one of the leading inter-dealer brokers in the world, and a subsidiary of Compagnie Financiere Tradition, a leading global brand in inter-dealer broking listed on the Swiss Stock Exchange. He continues today as Chairman of Tradition North America. His career spans over 30 years of Wall Street leadership in Institutional Sales, Marketing and Senior Management. Mr. Assentato and his team were the founding shareholders of FXDD in 2002, and pioneered the brand in the early days of the retail forex industry. Having lead a management buyout of the brand from Tradition, and whilst keeping Tradition as a minority equity partner, Mr. Assentato in recent years, re-focused the brand strategy on Asian markets.

Jamal “Jamie” Khurshid was appointed as Chief Operating Officer of the Company on August 2, 2021. An investment banker for over 20 years at Goldman Sachs, Credit Suisse and Royal Bank of Scotland before joining Cinnober Financial Technology, the world’s leading independent exchange and clearing house technology provider, as a senior partner where Mr. Khurshid served from 2013 to 2018. In 2018, Mr. Khurshid co-founded digital RFQ, a leading digital asset execution service. From 2020 through 2021, Mr. Khurshid served as the COO of Droit Financial Technology, an enterprise technology firm. Since 2021, Mr. Khurshid has served as CEO of Jacobi Asset Management, Europe’s first Bitcoin ETF founded by Mr. Khurshid. In 1997, Mr. Khurshid graduated from the University of Reading with a Bachelor of Scient in Environmental Science. Mr. Khurshid was voted by financial news as one of the top 40 under 40 in European trading and technology (2014) and ranked in the ‘Exchange invest’ Top 1000 most influential people in global financial markets in 2017.

Nicholas Gregory is a digital currencies entrepreneur, software engineer and has been involved with Bitcoin since 2012. Providing start-up support, Nicholas co-authored BIP175 of the bitcoin specification and has been instrumental in designing bitcoin protocols such as MainStay and Lawyer 2 Solutions. He has had leadership positions, building talented teams, in multiple Wall Street Investment banks. Nicholas developed many systems and programs for a variety of companies and industries throughout his career, including Verizon, Capgemini, Merrill Lynch and JP Morgan. He delivered the first Swiss-regulated gold-back token for DGLD and has provided enterprise bitcoin integration on cloud storage systems such as Google Drive and Dropbox. Nicholas is CEO of CommerceBlock and has been quoted in many major publications regarding digital currencies and advisory work for government trade bodies.

Brian Schwieger holds a number of non-executive director and consulting roles after 30 years in commodity and financial markets, including to Redburn Europe Ltd and as senior advisor to McKinsey & Company. In his eight years at London Stock Exchange Group, Brian was responsible for the Equity markets in London and Milan as well as co-head of ETF and Fixed Income markets in London. He was also a non-executive director of MTS, a leading European fixed income trading platform. Brian was previously a Managing Director at Bank of America Merrill Lynch where he helped to build and market their European electronic trading platform. Earlier he held positions at Morgan Stanley (UK Market Maker, European Portfolio Trader, Electronic Trading Business Development) and as a trader of propane and butane cargoes for BP and Continental Grain. Pre-university education was in the US, Germany, Australia and UK. Brian has a BSc (Econ) from the London School of Economics and a Master’s degree in Finance from London Business School.

Daniel Marcus is CEO of MarcX Limited, an advisory company specialising in financial market infrastructure and associated products and services. Dan advises on business strategy, corporate structure, regulatory policy and legal issues. Previously Dan was Co-Head of Tradition UK Managed Business, CEO, ParFX and Trad-X and Global Head of Strategy and Business Development, Tradition. Dan was responsible for the development and implementation of strategic initiatives on a global basis, including planning for global regulatory change. He is a qualified lawyer and joined Tradition in 2007 as General Counsel and has a wealth of experience in both business and legal roles within the financial markets, including with the London Stock Exchange. Dan was Tradition’s primary external representative and still sits on multiple advisory boards and committees. He was instrumental in the creation of the ICE Swap Rate and the successor for LIBOR — Term SONIA in partnership with the industry. Dan has written Tradition’s submissions to industry wide consultations as well various publication and books and has appeared as a subject matter expert on television multiple times.

Brian Ferrier has been a director since February 2022. He has served as the President, Chief Executive Officer, and director of Howell Biopharma Ltd. since January 2017, and has more than 20 years of international business and marketing experience, and over 10 years of market research experience. He holds an M.B.A. and B.A. degrees from York University.

Anthony (Tony) Porcheron was interim chief financial officer from September 2021 to July 2022 and has been financial officer from August 2022 of Nukkleus and Digital RFQ. He is the chief executive officer and sole shareholder of Porche Capital Ltd, a financial advisory company based in Dublin, Ireland. Tony was a managing director of PK Asset Management, a business consulting and asset management company also based in Dublin, Ireland, from May 2021 to February 2023. From May 2020 to May 2021, he was managing director of Oaza Capital, a leading investment bank in South East Europe based in Zagreb, Croatia. From June 2018 to May 2020, he was managing director of products and strategy for OTP Bank Hrvatska, the Croatian subsidiary of OTP Bank, one of the largest banking conglomerates in Eastern Europe. From August 2014 to February 2018, he was Chief Financial Officer of Fuquan Capital, a leading conglomerate of China State Owned Companies, where he was responsible for all regulatory, financial and administrative functions, including preparing all regulatory and financial reporting for public listing. From June 1993 to August 2012, he managed a multi-family office for 20 wealthy North American families. Mr. Porcheron received a Hon Arts degree in economics from Laurentian University in 1991.

Colonel Derek Campbell has been a director since January 2024. Mr. Campbell’s background spans the energy, natural resources, infrastructure, security, and defense sectors. He currently serves as the Group Managing Partner of LVC Global Holdings, LLC, an international asset acquisition, investment, and consulting platform with a focus on Emerging and Frontier Markets, particularly Africa. As an accomplished business leader and a Colonel in the United States Marine Corps Reserves, Campbell previously held high-level positions in the U.S. military, including key roles in African countries such as Nigeria and South Sudan.

Reuven Yeganeh has been a director since June 13, 2024. He is an experienced business manager with specific experience in managing funds and a demonstrated history of working in the financial services industry. Since 2021, Mr. Yeganeh has served as a derivatives trader for Inbar Group Finance Ltd. From 2018 to 2021, Mr. Yeganeh was the Chairman of the Board of Directors of Fantazy Network (market: TASE: WILK), which specialized in cannabis investments, and from April 2012 to 2018 was the Chairman of the Board of Directors of Direct Capital (TASE: DCI-M), which was engaged in real estate investments. Prior to 2012, Mr. Yeganeh worked for various investment companies providing managing investment strategy. Further, from 1998 through 2001, Mr. Yeganeh served as a Non-Commissioned Officer it the Israeli Air Force. Mr. Yeganeh received a BA degree in Economics and Administration specializing in finance from Ruppin College, Israel in 2004 and a license to manage investment portfolios from the Israeli Securities Authority in 2006.

Abastasiia Kotaieva has been a director since June 13, 2024. She is an established business manager and entrepreneur. Ms. Kotaieva, since January 2022 to present, has owned and operated Ali Finance, which provides services to clients in the real estate industry as well as the stock market. From February 2019 through November 2021, Ms. Kotaieva served as an analyst for Menora, an insurance company, providing diligence and analyst services. Ms. Kotaieva served as an Account Manager for BSV, a private water well drilling company from January 2015 to October 2018. Ms. Kotaieva received a Bachelors and Masters degree in Economics from Krok University in Kyiv, Ukraine.

Board of Directors

Directors on our Board of Directors are elected for one-year terms and serve until the next annual security holders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Currently, each director receives annual compensation of $20,000 for their services on our Board.

We reimburse our directors for expenses incurred in connection with attending directors’ meetings. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Nicholas Gregory, Brian Schwieger, Dan Marcus, Reuven Yeganeh and Anastasiia Kotaieva will be an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with Nukkleus and will have with the combined company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our Common Stock by each non-employee director, and the transactions involving them described in the section entitled “Certain Relationships and Related Transactions.”

Classified Board of Directors

The Combined Company’s board of directors will be divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.

Committees of the Board of Directors

The standing committees of our board of directors will consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

Audit Committee

The Combined Company’s Audit Committee will be established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Brian Schwieger, Nicholas Gregory and Daniel Marcus, each of whom are independent directors and are “financially literate” as defined under the Nasdaq listing standards. Brian Schwieger will serve as chairman of the Audit Committee. Nukkleus’s board of directors has determined that Brian Schwieger qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The Audit Committee’s duties are specified in the Audit Committee Charter.

Compensation Committee

The Compensation Committee will consist of Brian Schwieger and Daniel Marcus, each of whom is an independent director. Brian Schwieger will serve as chairman of the Compensation Committee. The functions of the Compensation Committee will be set forth in a Compensation Committee Charter.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee will consist of Brian Schwieger, Nicholas Gregory and Daniel Marcus, each of whom is an independent director under Nasdaq’s listing standards. Brian Schwieger will serve as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. The Nominating and Corporate Governance Committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, will be specified in the Nominating and Corporate Governance Committee Charter.

Family Relationships

No family relationship exists between any director, executive officer, or any person contemplated to become such.

Section 16(A) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended September 30, 2023, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

Possible Potential Conflicts

Our shares are quoted on OTC Pink which does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his/her fiduciary duties to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.

Item 11. Executive Compensation.

Executive Officers’ Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Operation Officer during the fiscal years ended September 30, 2023 and 2022. No other executive officer received compensation in excess of $100,000 during the fiscal years ended September 30, 2023 and 2022.

Summary Compensation Table

Name and principal position	Fiscal year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		$	$	$	$	$	$	$	$
Emil Assentato	2023	20,000	-	-	-	-	-	-	20,000
CEO	2022	20,000	-	-	-	-	-	-	20,000

Jamal “Jamie” Khurshid	2023	257,171	-	-	276,258	-	-	-	533,429
COO	2022	246,868	-	-	207,193	-	-	-	454,061

Employment Agreements

On September 23, 2021, the Company entered into a Consultancy Agreement with Jamal “Jamie” Khurshid, the Company’s COO. Pursuant to the agreement, Mr. Khurshid is employed as Chief Operating Officer of the Company unless terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Khurshid is entitled to two hundred and fifteen thousand Euro (€215,000) annually.

In 2022, the Company entered into an amendment with Jamal “Jamie” Khurshid, pursuant to which the Company agreed to grant Jamal “Jamie” Khurshid stock options to acquire 85,714 shares of common stock at an exercise price of $3.15 per share.

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the year ended September 30, 2023.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during the year ended September 30, 2023, and each person who served as an executive officer of the Company as of September 30, 2023:

Outstanding Equity Awards
	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Emil Assentato, CEO	-	-	-	-	-	-	-	-	-
Jamal “Jamie” Khurshid, COO	57,143	28,571	85,714	3.15	1/1/2027	-	-	-	-

No Pension Benefits

The Company does not maintain any plan that provides for payments or other benefits to its executive officers at, following or in connection with retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation $	Total $
Emil Assentato	20,000	-	-	-	-	-	20,000
Craig Marshak (1)	20,000	-	-	-	-	-	20,000
Jamal “Jamie” Khurshid (2)	257,171	-	276,258	-	-	-	533,429
Nicholas Gregory	20,000	-	-	-	-	-	20,000
Brian Schwieger	20,000	-	-	-	-	-	20,000
Daniel Marcus	20,000	-	-	-	-	-	20,000

(1)	Mr. Marshak resigned as a director on October 27, 2023.
(2)	Mr. Khurshid’s 2023 compensation consisted of cash of $257,171 and options valued at $276,258.

Agreement with Craig Marshak

On August 1, 2016, Mr. Craig Marshak entered into a letter agreement with us pursuant to which he was appointed as our director in consideration of an annual fee of $20,000. On October 27, 2023, Mr. Marshak resigned as a director of the Company.

Agreement with Emil Assentato

On August 1, 2016, Mr. Emil Assentato entered into a letter agreement with us pursuant to which he was appointed as our director in consideration of an annual fee of $20,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 11, 2024 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The numbers below reflect merger completed on December 22, 2023. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. As of June 11, 2024, we had 14,802,414 shares of common stock issued and outstanding.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this report are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Emil Assentato * (3)	5,369,526	36.3%
Jamal “Jamie” Khurshid * (4)	1,164,941	7.8%
Nicholas Gregory *	43,784	**
Daniel Marcus *	-	**
Brian Schwieger *	-	**
All officers and directors as a group (5 persons)	6,578,251	44.4%
Shareholder owning 5% or more:
Nisun Investment Holding Limited	1,661,264	11.2%

*	Officer and/or director of our company
**	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Nukkleus Inc., 525 Washington Blvd., Jersey City 07310.
(2)	Applicable percentage ownership is based on 14,802,414 shares of common stock outstanding as of June 11, 2024, together with securities exercisable or convertible into shares of common stock within 60 days of June 11, 2024 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 11, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Consists of (i) 3,892,792 shares of common stock held by Mr. Assentato directly, (ii) 757,678 shares of common stock held by FXDirectDealer, LLC, and (iii) 719,056 shares of common stock held by Global Elite Holdings Ltd. Mr. Assentato has voting and dispositive power over the shares held directly by FXDirectDealer, LLC and Global Elite Holdings Ltd. Mr. Assentato disclaims any beneficial ownership of the securities held by FXDirectDealer, LLC and Global Elite Holdings Ltd., except to the extent of his pecuniary interest therein.
(4)	Mr. Khurshid’s beneficial ownership includes (i) 836,953 shares of common stock held by him directly, (ii) 242,274 shares of common stock held through Aurora Holdings PCC Limited, and (iii) 57,143 vested options to acquire 57,143 shares of common stock of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Services provided by related parties

From time to time, Oliver Worsley, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $55,140 and $45,310 for the years ended September 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss. As of September 30, 2023 and 2022, the accrued and unpaid services charge related to Oliver Worsley amounted to $0 and $16,691, respectively, which have been included in accrued professional fees on the accompanying consolidated balance sheets.

From time to time, Craig Vallis, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $136,625 and $80,026 for the years ended September 30, 2023 and 2022, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss.

The Company uses affiliate employees for various services such as the use of accountants to record the books and accounts of the Company at no charge to the Company, which are considered immaterial.

Office space from related parties

The Company uses office space of affiliate companies, free of rent, which is considered immaterial.

Revenue from related party and cost of revenue from related party

The Company’s general support services operate under a GSA with TCM providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount received is $1,600,000. Due to non-payment by TCM under the GSA, the Company has advised TCM that the GSA has been terminated. The Company has historically generated substantially most of its revenue through the services rendered under the GSA. The Company is repositioning its focus on digital assets as the services generated under the GSA with TCM generated limited net income.

The Company’s general support services operate under a GSA with FXDIRECT receiving personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount payable is $1,575,000. Effective May 1, 2023, the minimum amount payable by the Company to FXDIRECT for services was reduced from $1,575,000 per month to $1,550,000 per month.

Both of the above entities are affiliates through common ownership.

During the years ended September 30, 2023 and 2022, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying consolidated statements of operations and comprehensive loss were as follows:

	Years Ended September 30,
	2023	2022
Service provided to:
TCM	$19,200,000	$19,200,000
	$19,200,000	$19,200,000

During the years ended September 30, 2023 and 2022, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying consolidated statements of operations and comprehensive loss were as follows:

	Years Ended September 30,
	2023	2022
Service received from:
FXDIRECT	$18,775,000	$18,900,000
	$18,775,000	$18,900,000

During the years ended September 30, 2023 and 2022, Digital RFQ earned revenue from related parties in the amount of $138,419 and $38,112, respectively, which was included in revenue – financial services on the accompanying consolidated statements of operations and comprehensive loss.

Due from affiliates

At September 30, 2023 and 2022, due from affiliates consisted of the following:

	September 30, 2023	September 30, 2022
Digiclear	$229,837	$35,762
Jacobi	95,274	-
FXDD Mauritius (1)	1,500	-
TCM	1,942,500	895,374
Total	$2,269,111	$931,136

(1)	FXDD Mauritius is controlled by Emil Assentato, the Company’s chief executive officer and chairman.

At September 30, 2023, the balance of due from Digiclear with the amount of $229,837, which represented advances made to Digiclear and monies that the Company paid on behalf of Digiclear, was written off after exhaustive efforts at collection.

The balances due from Jacobi and FXDD Mauritius represent monies that the Company paid on behalf of Jacobi and FXDD Mauritius. The balance due from TCM represents unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the affiliates’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from affiliates at September 30, 2023 and 2022.

Due to affiliates

At September 30, 2023 and 2022, due to affiliates consisted of the following:

	September 30, 2023	September 30, 2022
Forexware LLC (1)	$1,211,778	$1,079,229
FXDIRECT (3)	5,064,428	3,042,101
Currency Mountain Holdings Bermuda, Limited (“CMH”)	42,000	42,000
FXDD Trading (1)	396,793	242,113
Markets Direct Payments (1)	2,317	2,114
Match Fintech Limited (2)	91,433	106,506
Total	$6,808,749	$4,514,063

(1)	Forexware LLC, FXDD Trading, and Markets Direct Payments are controlled by Emil Assentato, the Company’s chief executive officer and chairman.
(2)	Match Fintech Limited is controlled by affiliates of the Company.
(3)	The amount of $2,727,061 due to FXDIRECT was converted into 757,678 shares of common stock of the Company in December 2023 (See Note 17 – Common shares issued for debt conversion).

The balances due to affiliates represent expenses paid by Forexware LLC, FXDIRECT, FXDD Trading, Markets Direct Payments, and Match Fintech Limited on behalf of the Company and advances from CMH. The balance due to FXDIRECT may also include unsettled funds due related to the General Service Agreement.

Amounts due to affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Customer digital currency assets and liabilities – related parties

At September 30, 2023 and 2022, related parties’ digital currency, which was controlled by Digital RFQ, amounted to $0 and $248,214, respectively, which was included in customer digital currency assets and liabilities on the accompanying consolidated balance sheets.

Note receivable – related parties

Promissory note

The Company originated a note receivable to a shareholder in the principal amount of $35,000 on September 1, 2022. The note matured with respect to $17,500 on March 1, 2023 and with respect to $17,500 on September 1, 2023. The note bears a fixed interest rate of 5.0% per annum. Currently, this loan is in default.

For the years ended September 30, 2023 and 2022, the interest income related to this note amounted to $1,836 and $159, respectively, and has been included in other (expense) income: other income (expense) on the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2023 and 2022, the outstanding interest balance related to this note was $1,980 and $159, respectively, and was included in other current assets on the accompanying consolidated balance sheets.

During the year ended September 30, 2023, the Company made loans with an aggregate principal of $299,650 to Brilliant. The principal was payable promptly after the date on which Brilliant consummated an initial business combination with a target business. These loans bear a fixed interest rate of 0% per annum. These loans shall not be convertible into any securities of Brilliant, and the Company shall have no recourse with respect to Brilliant’s ability to convert these loans into any securities of Brilliant (See Note 16 – Merger). At September 30, 2023, the amount of $299,650 was written off after exhaustive efforts at collection.

Line of credit

On July 31, 2023, the Company entered into a Credit Deed (the “Credit Deed”) providing a $1 million line of credit (the “Line of Credit”) to a related party company which is a client of Digital RFQ. The Line of Credit allows the related party company to request loans thereunder until amount reaches $1 million. Loan drawn under the Line of Credit bears interest at an annual rate of 8% and will be receivable in installments commencing on December 31, 2023. The Line of Credit was collateralized by 133,514 shares of common stock of the Company.

In the year ended September 30, 2023, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at September 30, 2022	$-
Draw down from Line of Credit	764,892
Outstanding principal under the Line of Credit at September 30, 2023	$764,892
Less: allowance for doubtful account	(637,072)
Outstanding principal under the Line of Credit at September 30, 2023, net	$127,820

For the year ended September 30, 2023, the interest income related to the Line of Credit amounted to $10,246 and has been included in other income (expense) on the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2023, the related accrued and unpaid interest for Line of Credit was $10,199 and the Company has established, based on a review of its outstanding interest receivable, an allowance for doubtful account in the amounts of $10,199 for the receivable.

On December 27, 2023, the Company and the related party company entered into a Stock Transfer Agreement pursuant to which the collateral, 133,514 shares of common stock of the Company, will be transferred to the Company. Although both parties signed the Stock Transfer Agreement, the Company’s management determine the likelihood of transferring the 133,514 shares to the Company is remote.

The Company reviews the Line of Credit and corresponding accrued and unpaid interest on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $650,285 for the year ended September 30, 2023.

Loan payable – related parties and interest payable – related parties

On July 19, 2023, Digital RFQ issued a promissory note (the “July 2023 Loan”) in the principal amount of $75,619 to Jamal Khurshid, the Company’s chief operating officer and director, in consideration of cash proceeds in the amount of $75,619. The July 2023 Loan bears interest of 5.0% per annum and is due and payable on July 19, 2026.

On August 15, 2023, Digital RFQ issued a promissory note (the “August 2023 Loan”) in the principal amount of $75,000 to Emil Assentato, the Company’s chief executive officer and chairman, in consideration of cash proceeds in the amount of $75,000. The August 2023 Loan bears interest of 5.0% per annum and is due and payable on August 15, 2026.

On September 18, 2023, the Company issued a promissory note (the “September 2023 Loan”) in the principal amount of $270,000 to Emil Assentato, the Company’s chief executive officer and chairman, in consideration of cash proceeds in the amount of $270,000. The September 2023 Loan bears interest of 5.0% per annum and is due and payable on September 18, 2026. In December 2023, the September 2023 Loan principal of $270,000 was converted into 70,129 shares of common stock of the Company (See Note 17 – Common shares issued for debt conversion).

As of September 30, 2023, the outstanding principal balance totaled $420,619.

For the year ended September 30, 2023, the interest expense related to above loans amounted to $1,776 and has been reflected as interest expense – related parties on the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2023, the related accrued and unpaid interest for above loans was $1,771 and has been reflected as interest payable – related parties on the accompanying consolidated balance sheets.

Letter agreement with ClearThink

Nukkleus was party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination (See Note 16 - White lion stock purchase agreement).

Craig Marshak, a former member of the Board of Directors of the Company, was a managing director of ClearThink, a transaction advisory firm. ClearThink had been engaged by the Company to serve as the exclusive transactional financial advisor, and finder with respect to the Business Combination, to advise the Company with respect to the Business Combination. The letter agreement was terminated on October 27, 2023. The Company paid ClearThink $210,000 as of the date of closing of the Business Combination.

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended September 30, 2023 and 2022.

	Years Ended September 30,
Customer	2023	2022
A – related party	90.2%	89.2%

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023, accounted for 95.2% of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023.

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding due from affiliates at September 30, 2022, accounted for 96.2% of the Company’s total outstanding due from affiliates at September 30, 2022.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the years ended September 30, 2023 and 2022.

	Years Ended September 30,
Supplier	2023	2022
A – related party	86.8%	85.2%

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2023, accounted for 81.7% of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2023.

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2022, accounted for 79.2% of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2022.

Director Independence

Our board of directors currently consists of five members. Our board of directors has determined that Nicolas Gregory, Daniel Marcus and Brian Schwieger, qualify as independent directors in accordance with the Nasdaq Capital Market (“Nasdaq”) listing requirements. Mr. Emil Assentato and Mr. Jamal “Jamie” Khurshid are not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services.

We do not have an audit committee. Our Board of Directors pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our board of directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the board of directors before the audit commences.

The independent auditor also submits an audit services fee proposal, which also must be approved by the board of directors before the audit commences.

Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“Rotenberg”) served as our independent auditor for the year ended September 30, 2021. Effective February 1, 2022, Rotenberg combined with Marcum LLP. Rotenberg continued to operate as an independent registered public accounting firm as a wholly-owned subsidiary of Marcum LLP. Rotenberg continued to serve as the Company’s independent registered public accounting firm through the filing of the Company’s Report on Form 10-Q for the quarter ended March 31, 2022. On July 26, 2022, the Board of Directors of the Company approved the engagement of Marcum LLP to serve as the independent registered public accounting firm of the Company for the year ended September 30, 2022. On May 22, 2023, the Board of Directors of the Company approved the engagement of Gries and Associates, LLC (“Gries”) as the Company’s new independent registered public accounting firm for the fiscal year ending September 30, 2023. The change was effective upon execution of an engagement letter. In connection with the selection of Gries, the Board dismissed Marcum LLP as the Company’s independent registered public accounting firm on May 22, 2023.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended	Year Ended
	September 30, 2023	September 30, 2022
Audit Fees	$118,000	$289,914
Audit Related Fees	219,749	25,221
Tax Fees	-	11,200
All Other Fees	-	-
Total	$337,749	$326,335

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by our accountants for tax compliance, tax advice, tax planning and the preparation of income tax returns.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	Exhibits	Filing Date
2.1#	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.1	June 26, 2023

2.2#	First Amendment to Amended and Restated Agreement and Plan of Merger dated as of November 1, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.2	November 2, 2023

3.1	Amended and Restated Certificate of Incorporation of Nukkleus Inc. (f/k/a Brilliant Acquisition Corp.)	Form 8-K	3.2	January 2, 2024

3.2	Bylaws of Nukkleus Inc.	Form 8-K	3.3	January 2, 2024

10.1*	Nukkleus 2023 Incentive Award Plan.	Form 8-K	10.1	January 2, 2024

10.2	Form of Registration Rights Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.3	June 26, 2023

10.3	Form of Lock-Up Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.2	June 26, 2023

10.4	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016

10.5	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016

10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited

10.7	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited

10.8	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited

21.1	List of Subsidiaries

31.1	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1	Section 1350 Certification of Chief Executive and Financial Officer

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contract or compensatory plan or arrangement.
#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC.

Dated: July 11, 2024	By:	/s/ Emil Assentato
Emil Assentato
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Accounting Officer), and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Emil Assentato	Chief Executive Officer (Principal Executive Officer), Chief Financial	July 11, 2024
Officer (Principal Financial Officer), and Chairman

/s/ Jamal “Jamie” Khurshid	Chief Operating Officer and Director	July 11, 2024

/s/ Nicholas Gregory	Director	July 11, 2024

/s/ Daniel Marcus	Director	July 11, 2024

/s/ Brian Schwieger	Director	July 11, 2024

/s/ Reuven Yeganeh	Director	July 11, 2024

/s/Anastasiia Kotaieva	Director	July 11, 2024