Form 10-Q
period 2023-12-31
Nukkleus Inc.
filed 2024-07-30
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-39341

Nukkleus Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3912845
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

525 Washington Boulevard, Jersey City, New Jersey 07310

(Address of principal executive offices, including zip code)

212-791-4663

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding July 29, 2024
Common Stock, $0.0001 par value per share	14,802,414 shares

NUKKLEUS INC.

FORM 10-Q

December 31, 2023

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Unless otherwise indicated, references in this report to the “Company”, “Nukkleus”, “we”, “us”, or “our” refer to Nukkleus Inc. and its consolidated subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2023	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$204,148	$19,318
Customer custodial cash	659,462	672,501
Customer digital currency assets	996,113	-
Digital assets	2,945	1,973
Due from affiliates	29,491	2,039,274
Note receivable - related parties, net	35,000	162,820
Other current assets	32,927	32,522

TOTAL CURRENT ASSETS	1,960,086	2,928,408

NON-CURRENT ASSETS:
Cost method investment	391,217	391,217
Intangible assets, net	30,271	33,000

TOTAL NON-CURRENT ASSETS	421,488	424,217

TOTAL ASSETS	$2,381,574	$3,352,625

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$296,162	$138,666
Customer custodial cash liabilities	1,331,330	1,443,011
Customer digital currency liabilities	996,113	-
Due to affiliates	8,178,726	6,808,749
Loan payable	50,000	-
Accrued payroll liability and directors' compensation	430,858	402,241
Accrued professional fees	169,945	160,926
Accrued liabilities and other payables	169,745	169,872

TOTAL CURRENT LIABILITIES	11,622,879	9,123,465

NON-CURRENT LIABILITIES:
Loan payable - related parties	698,000	420,619
Interest payable - related parties	7,280	1,771

TOTAL NON-CURRENT LIABILITIES	705,280	422,390

TOTAL LIABILITIES	12,328,159	9,545,855

COMMITMENTS AND CONTINGENCIES - (Note 12)

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at December 31, 2023 and September 30, 2023)	-	-
Common stock ($0.0001 par value; 40,000,000 shares authorized; 13,899,712 and 10,074,657 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively)	1,390	1,007
Additional paid-in capital	35,023,820	25,543,048
Accumulated deficit	(44,940,441)	(31,769,244)
Accumulated other comprehensive (loss) income	(31,354)	31,959

TOTAL STOCKHOLDERS' DEFICIT	(9,946,585)	(6,193,230)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,381,574	$3,352,625

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022
REVENUES
Revenue - general support services - related party	$4,800,000	$4,800,000
Revenue - financial services	442,391	576,388
Total revenues	5,242,391	5,376,388

COSTS OF REVENUES
Cost of revenue - general support services - related party	4,650,000	4,725,000
Cost of revenue - financial services	133,691	706,261
Total costs of revenues	4,783,691	5,431,261

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	150,000	75,000
Gross profit (loss) - financial services	308,700	(129,873)
Total gross profit (loss)	458,700	(54,873)

OPERATING EXPENSES:
Advertising and marketing	21,018	49,122
Professional fees	2,862,110	677,103
Compensation and related benefits	253,836	160,260
Bad debt expense	6,145,942	-
Other general and administrative	123,023	195,137

Total operating expenses	9,405,929	1,081,622

LOSS FROM OPERATIONS	(8,947,229)	(1,136,495)

OTHER (EXPENSE) INCOME:
Interest expense - related parties	(7,422)	-
Other income	26,556	2,573

Total other income, net	19,134	2,573

LOSS BEFORE INCOME TAXES	(8,928,095)	(1,133,922)

INCOME TAXES	-	-

NET LOSS	$(8,928,095)	$(1,133,922)

COMPREHENSIVE LOSS:
NET LOSS	$(8,928,095)	$(1,133,922)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(63,313)	(27,983)
COMPREHENSIVE LOSS	$(8,991,408)	$(1,161,905)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.85)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	10,563,645	10,074,657

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended December 31, 2023

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance as of November 1, 2023	-	$-	10,074,657	$1,007	$25,543,048	$(31,769,244)	$31,959	$(6,193,230)
			-
Issuance of common stock for services	-	-	425,295	43	2,015,558	-	-	2,015,601

Conversion of related party debts into common stock	-	-	827,807	83	7,240,643	(4,243,102)	-	2,997,624

Issuance of common stock in connection with reverse recapitalization	-	-	2,571,953	257	149,904	-	-	150,161

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ended December 31, 2023	-	-	-	-	-	(8,928,095)	-	(8,928,095)

Foreign currency translation adjustment	-	-	-	-	-	-	(63,313)	(63,313)

Balance as of December 31, 2023	-	$-	13,899,712	$1,390	$35,023,820	$(44,940,441)	$(31,354)	$(9,946,585)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended December 31, 2022

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of October 1, 2022	-	$-	10,074,657	$1,007	$25,172,170	$(14,340,816)	$58,219	$10,890,580

Stock-based compensation	-	-	-	-	146,876	-	-	146,876

Net loss for the three months ended December 31, 2022	-	-	-	-	-	(1,133,922)	-	(1,133,922)

Foreign currency translation adjustment	-	-	-	-	-	-	(27,983)	(27,983)

Balance as of December 31, 2022	-	$-	10,074,657	$1,007	$25,319,046	$(15,474,738)	$30,236	$9,875,551

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,928,095)	$(1,133,922)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	3,449	592,892
Stock-based compensation and service expense	2,090,268	146,876
Provision for bad debt	6,145,942	-
Unrealized foreign currency exchange (gain) loss	(3,906)	164
Impairment of digital assets	-	7,610
Changes in operating assets and liabilities:
Customer digital currency assets	(970,879)	(60,324)
Accounts receivable	(1,242)	-
Digital assets	(861)	9,798
Due from affiliates	(4,133,506)	284,562
Other current assets	1,980	(12,731)
Accounts payable	147,480	(808)
Customer custodial cash liabilities	(171,568)	5,874,714
Customer digital currency liabilities	970,879	60,324
Due to affiliates	4,077,839	93,254
Accrued payroll liability and directors' compensation	26,572	30,000
Accrued professional fees	9,011	(66,627)
Interest payable - related parties	6,015	-
Accrued liabilities and other payables	(7,209)	8,538

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(737,831)	5,834,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable	-	(67,800)
Proceeds from note receivable – related parties	130,137	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	130,137	(67,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in reverse recapitalization	150,161	-
Proceeds from loan payable	50,000	-
Proceeds from loan payable - related parties	627,967	-
Repayments of loan payable - related parties	(81,957)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	746,171	-

EFFECT OF EXCHANGE RATE ON CASH	33,314	384,202

NET INCREASE IN CASH	171,791	6,150,722

Cash - beginning of period	691,819	2,384,417

Cash - end of period	$863,610	$8,535,139

Cash consisted of the following:
Cash	$204,148	$279,728
Customer custodial cash	659,462	8,255,411
Total cash	$863,610	$8,535,139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,407	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party debts into common stock	$2,997,624	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS

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

The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub merged with and into Old Nukk (the “Merger”), with Old Nukk surviving as a wholly-owned subsidiary of Brilliant. In connection with the Merger, Brilliant changed its name to “Nukkleus Inc.” (“Nukkleus” or “Combined Company”). The Merger and other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.” The Business Combination was completed on December 22, 2023 (“Closing Date”). The accompanying financial statements are those of Old Nukk, as adjusted for the reverse recapitalization, as described in Note 2.

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

Nukkleus Limited, a wholly-owned subsidiary of the Company, provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a General Services Agreement (“GSA”) to TCM. TCM is a private limited liability company formed under the laws of Malta. The GSA provides that TCM will pay Nukkleus Limited at minimum $1,600,000 per month. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato, who is the Company’s Former Chief Executive Officer (“CEO”) and chairman, is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of TCM.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS (continued)

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 548,767 shares of common stock of the Company (the “Jacobi Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Jacobi Transaction will be entered between the Company and the New Jacobi Shareholders. The Jacobi Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin exchange-traded fund (“ETF”). Jamal Khurshid and Nicholas Gregory own, directly and indirectly, approximately 40% and 10% of Jacobi, respectively. Jamal Khurshid is the Company’s chief executive officer and director and Nicholas Gregory is the Company’s director. The transactions contemplated by the Jacobi Agreement constituted a “related-party transaction” as defined in Item 404 of Regulation S-K because of Mr. Khurshid’s and Mr. Gregory’s position as beneficial owner of one or more Original Shareholders and New Jacobi Shareholders.

On December 30, 2021, Old Nukk and the shareholder (the “Digiclear Shareholder”) of Digiclear Ltd. (“Digiclear”) entered into a Purchase and Sale Agreement (the “Digiclear Agreement”) pursuant to which Old Nukk acquired 5,400,000 of the issued and outstanding ordinary shares of Digiclear in consideration of shares of common stock, which following the Merger represented 415,733 shares of common stock of the Company (valued at $5,000,000 based on the market price of Old Nukk’s common stock on the acquisition date) (the “Digiclear Transaction”). The Digiclear Transaction closed on March 17, 2022. In addition, upon the closing of the Merger, the Company agreed to provide an additional $1 million in investment to Digiclear in exchange for 4.545% of additional shares of Digiclear’s capital stock subject to the parties entering a definitive agreement. The Company and Digiclear have not entered into an additional agreement outlining the terms pursuant to which the Company would acquire the additional shares of Digiclear. Digiclear is a company developing a custody and settlement utility operating system.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2023 and September 30, 2023, the Company had cash of approximately $204,000 and $19,000, respectively, exclusive of customer custodial cash.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company had a working capital deficit of approximately $9,663,000 at December 31, 2023 and incurred a net loss and generated negative cash flow from operating activities of approximately $8,928,000 and $738,000 for the three months ended December 31, 2023, respectively. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Reverse recapitalization

Pursuant to the Merger Agreement, the merger between Brilliant and Old Nukk was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (the “Reverse Recapitalization”). Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old Nukk issuing stock for the net assets of Brilliant, accompanied by a recapitalization. The net assets of Brilliant are stated at historical cost, with no goodwill or other intangible assets recorded.

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

The condensed consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of Old Nukk. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 36.44532 established in the Business Combination.

Principals of consolidation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

The Company’s condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. These accounts were prepared under the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 filed with the Securities and Exchange Commission on July 12, 2024. The consolidated balance sheet as of September 30, 2023 contained herein has been derived from the audited consolidated financial statements as of September 30, 2023, but does not include all disclosures required by U.S. GAAP.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the condensed consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant estimates during the three months ended December 31, 2023 and 2022 include the allowance for doubtful accounts, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and associated valuation allowances, the valuation of stock-based compensation, and the fair value of customer digital currency assets and liabilities.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

At December 31, 2023 and September 30, 2023, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2023		September 30, 2023
United States	$51,207	25.1%	$7,675	39.7%
United Kingdom	13,068	6.4%	11,469	59.4%
Republic of Lithuania	139,699	68.4%	-	-
Malta	174	0.1%	174	0.9%
Total cash	$204,148	100.0%	$19,318	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2023 and September 30, 2023. Cash and cash equivalents excludes customer legal tender, which is reported separately as customer custodial cash in the accompanying condensed consolidated balance sheets. Refer to “customer custodial cash and customer custodial cash liabilities” below for further details.

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

Management has determined that Digital RFQ has control of the customer digital currency assets and records these assets on its balance sheet with a corresponding liability. Digital RFQ recognizes customer digital currency liabilities and corresponding customer digital currency assets, on initial recognition and at each reporting date, at fair value of the customer digital currency assets. Subsequent changes in fair value are adjusted to the carrying amount of these customer digital currency assets, with changes in fair value recorded in other general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Any loss, theft, or other misuse would impact the measurement of customer digital currency assets. The Company classifies the customer digital currency assets as current based on their purpose and availability to fulfill the Company’s direct obligations to its customers.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated financial statements, primarily due to their short-term nature.

Assets and liabilities measured at fair value on a recurring basis. Customer digital currency assets and liabilities are measured at fair value on a recurring basis. These assets and liabilities are measured at fair value on an ongoing basis.

The following table provides these assets and liabilities carried at fair value, measured as of December 31, 2023:

	Quoted Price in	Significant Other Observable	Significant Unobservable	Balance at
	Active Markets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Customer digital currency assets	$-	$996,113	$-	$996,113
Customer digital currency liabilities	$-	$996,113	$-	$996,113

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

Digital assets

The digital assets held by the Company are accounted for as intangible assets with indefinite useful lives, and are initially measured at cost. Digital assets accounted for as intangible assets are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. The fair value is measured using the quoted price of the digital asset at the time its fair value is being measured. Impairment expense is reflected in other general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company assigns costs to transactions on a first-in, first-out basis.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances, including customer custodial cash, in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company may also hold cash at digital asset trading platforms and performs a regular assessment of these digital asset trading platforms as part of its risk management process. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2023, there were no balances in excess of the federally-insured limits.

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

Note receivable – related parties

Note receivable – related parties is presented net of an allowance for doubtful account. The Company maintains allowance for doubtful account for estimated loss. The Company reviews the note receivable – related parties on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a borrower’s historical payment history, its current credit-worthiness and current economic trend. Note receivable is written off after exhaustive efforts at collection. During the three months ended December 31, 2023, accounts with the amount of approximately $600,000 were written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The writes-offs of note receivable – related parties against the allowance for doubtful accounts only impact the balance sheet accounts. At December 31, 2023 and September 30, 2023, the Company has established, based on a review of its outstanding balances, an allowance for doubtful account in the amounts of $0 and $637,072, respectively, for its note receivable – related parties.

Other current assets

Other current assets primarily consist of security deposit, accounts receivable, interest receivable, and prepaid miscellaneous items. As of December 31, 2023 and September 30, 2023, other current assets amounted to $32,927 and $32,522, respectively.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s investment in unconsolidated variable interest entity is classified as cost method investment in the condensed consolidated balance sheets. The Company’s assets and liabilities with the variable interest entity are classified as due from/to affiliates.

As of December 31, 2023 and September 30, 2023, the carrying value of assets and liabilities recognized in the condensed consolidated balance sheets related to the Company’s interest in the non-consolidated VIE and the Company’s maximum exposure to loss relating to non-consolidated VIE were as follows:

	December 31, 2023	September 30, 2023
Cost method investment	$391,217	$391,217
Due from affiliates	-	95,274
Total VIE assets	$391,217	$486,491
Maximum exposure to loss	$391,217	$486,491

Intangible assets

Intangible assets consist of regulatory licenses, which are being amortized on a straight-line method over the estimated useful life of 3 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended December 31, 2023 and 2022 as there was no impairment indicator noted.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party
Financial services	Providing payment services from one fiat currency to another or to digital assets

In the following table, revenues are disaggregated by segment for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
Revenue Stream	2023	2022
General support services	$4,800,000	$4,800,000
Financial services	442,391	576,388
Total revenues	$5,242,391	$5,376,388

Advertising and marketing costs

All costs related to advertising and marketing are expensed as incurred. For the three months ended December 31, 2023 and 2022, advertising and marketing costs amounted to $21,018 and $49,122, respectively, which was included in operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Asset and liability accounts at December 31, 2023 and September 30, 2023 were translated at 0.7849 GBP and 0.8199 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at December 31, 2023 and September 30, 2023 were translated at 0.9046 EUR and 0.9446 EUR to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at December 31, 2023 and September 30, 2023 were translated at 1.3264 CAD and 1.3591 CAD to $1.00, which was the exchange rate on the balance sheet date. Equity accounts were stated at their historical rates. The average translation rate applied to the statement of operations for the three months ended December 31, 2023 and 2022 was 0.8053 GBP and 0.8525 GBP to $1.00, respectively. The average translation rate applied to the statement of operations for the three months ended December 31, 2023 and 2022 was 0.9288 EUR and 0.9806 EUR to $1.00. The average translation rate applied to the statement of operations for the three months ended December 31, 2023 was 1.3619 CAD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended December 31, 2023 and 2022 consisted of net loss and unrealized loss from foreign currency translation adjustment.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended December 31, 2023 and 2022, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended December 31,
	2023	2022
Options to purchase common stock	124,286	167,143
Warrants to purchase common stock	6,701,000	-
Potentially dilutive securities	6,825,286	167,143

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Merger

Old Nukk completed a Business Combination with Brilliant on December 22, 2023. All references in these condensed consolidated financial statements to shares and corresponding capital amounts and losses per share, prior to the reverse recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 36.44532 established in the Business Combination.

Recently issued accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements disclosures.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - CUSTOMER ASSETS AND LIABILITIES

The Company includes customer funds in the condensed consolidated balance sheets as customer custodial cash and includes these cash deposits to be utilized for its contractual obligations to its customers as customer custodial cash liabilities in the condensed consolidated balance sheets.

The following table presents customers’ cash and digital positions:

	December 31, 2023	September 30, 2023
Customer custodial cash	$659,462	$672,501
Customer digital currency assets	996,113	-
Total customer assets	$1,655,575	$672,501

Customer custodial cash liabilities	$1,331,330	$1,443,011
Customer digital currency liabilities	996,113	-
Total customer liabilities	$2,327,443	$1,443,011

The Company controls digital assets for its customers in digital wallets and digital token identifiers necessary to access digital assets on digital asset trading platforms. The Company maintains a record of all assets in digital wallets held on digital asset trading platforms as well as the private keys, which are maintained on behalf of customers. The Company records the assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the digital assets which it controls for its customers. Any loss or theft would impact the measurement of the customer digital currency assets. During the three months ended December 31, 2023 and 2022, no losses have been incurred in connection with customer digital currency assets. The Company also controls the bank accounts holding the customer custodial cash, as reflected on the accompanying condensed consolidated balance sheets.

The following table sets forth the fair market value of customer digital currency assets, as shown in the condensed consolidated balance sheets, as customer digital currency assets and customer digital currency liabilities, as of December 31, 2023 and September 30, 2023:

	December 31, 2023		September 30, 2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Stablecoin/USD Coin	$993,895	99.8%	$-	-
Ethereum	2,218	0.2%	-	-
Total customer digital currency assets	$996,113	100.0%	$-	-

NOTE 5 – DIGITAL ASSETS

The following table summarizes the Company's digital asset holdings as of December 31, 2023:

Asset	Estimated Useful Life	Cost	Impairment	Digital Assets
Bitcoin	Indefinite	$1,584	$-	$1,584
Ethereum	Indefinite	478	-	478
Stablecoin/USD Coin	Indefinite	680	-	680
Other	Indefinite	203	-	203
Total		$2,945	$-	$2,945

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – DIGITAL ASSETS (continued)

The following table summarizes the Company's digital asset holdings as of September 30, 2023:

Asset	Estimated Useful Life	Cost	Impairment	Digital Assets
Bitcoin	Indefinite	$894	$-	$894
Ethereum	Indefinite	709	-	709
Stablecoin/USD Coin	Indefinite	284	-	284
Other	Indefinite	86	-	86
Total		$1,973	$-	$1,973

The Company recorded impairment expense of $0 and $7,610 for the three months ended December 31, 2023 and 2022, respectively, which was included in other general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 6– NOTE PAYABLE

In November 2023, the Company entered into a loan agreement with a third party. Pursuant to the loan agreement, the Company borrowed $50,000 from the third party. The loan bears a fixed interest rate of 0% per annum and is payable on demand.

As of December 31, 2023, the outstanding principal balance was $50,000.

NOTE 7– ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2023 and September 30, 2023, accrued liabilities and other payables consisted of the following:

	December 31, 2023	September 30, 2023
Unearned revenue	$158,378	$151,617
Others	11,367	18,255
Total	$169,745	$169,872

NOTE 8 – SHARE CAPITAL

Common shares issued for services

During the three months ended December 31, 2023, the Company issued a total of 425,295 shares of its common stock for services rendered. These shares were valued at $2,015,601, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $2,015,601 for the three months ended December 31, 2023.

Common shares issued for related party debts conversion

On December 19, 2023, the Company and FXDIRECT, a related party, entered into a Debt Conversion Agreement pursuant to which the outstanding amount of $2,727,061 was converted into 757,678 shares of common stock of the Company. The fair market value of the shares issued exceeded the total amount of the debt converted of $2,727,061 by $3,900,255 which was treated as a distribution transaction due to FXDIRECT’s relationship with the Company.

On December 19, 2023, the Company and Emil Assentato, the Company’s former chief executive officer and chairman, entered into a Debt Conversion Agreement pursuant to which the outstanding principal amount of $270,000 and unpaid interest of $563 were converted into 70,129 shares of common stock of the Company (see Note 9 - Loan payable – related parties and interest payable – related parties). The fair market value of the shares issued exceeded the total amount of the debt converted of $270,563 by $342,847 which was treated as a distribution transaction due to Mr. Assentato’s relationship with the Company.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – SHARE CAPITAL (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2023:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2023	Weighted Average Exercise Price
$3.15 – 15.75	95,715	3.01	$4.44	61,429	$3.99
87.50	28,571	2.72	87.50	28,571	87.50
$3.15 – 87.50	124,286	2.94	$23.53	90,000	$30.50

Stock option activities for the three months ended December 31, 2023 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2023	124,286	$23.53
Granted	-	-
Outstanding at December 31, 2023	124,286	$23.53
Options exercisable at December 31, 2023	90,000	$30.50
Options expected to vest	34,286	$5.25

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2023 was $0. For the three months ended December 31, 2023 and 2022, stock-based compensation expense associated with stock options granted amounted to $74,667 and $146,876, respectively, which was recorded as professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

A summary of the status of the Company’s nonvested stock options granted as of December 31, 2023 and changes during the three months ended December 31, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at September 30, 2023	34,286	$5.25
Vested	-	-
Nonvested at December 31, 2023	34,286	$5.25

Warrants

As a result of the Business Combination which was completed on December 22, 2023, 6,701,000 warrants of Brilliant were converted into 6,701,000 warrants of the Combined Company.

There was no stock warrant activity during the period from Closing Date to December 31, 2023. The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2023:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding at December 31, 2023	Remaining Contractual Life (Years)	Number Exercisable at December 31, 2023	Exercise Price
$11.5	6,701,000	4.99	6,701,000	$11.5

The aggregate intrinsic value of stock warrants outstanding and stock warrants exercisable at December 31, 2023 was $0.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Oliver Worsley, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $14,901 and $10,557 for the three months ended December 31, 2023 and 2022, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

From time to time, Craig Vallis, a shareholder of the company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $26,698 and $22,287 for the three months ended December 31, 2023 and 2022, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

During the three months ended December 31, 2023 and 2022, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended December 31,
	2023	2022
Service provided to:
TCM	$4,800,000	$4,800,000
	$4,800,000	$4,800,000

During the three months ended December 31, 2023 and 2022, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended December 31,
	2023	2022
Service received from:
FXDIRECT	$4,650,000	$4,725,000
	$4,650,000	$4,725,000

During the three months ended December 31, 2023 and 2022, Digital RFQ earned revenue from related parties in the amount of $20,874 and $24,744, respectively, which was included in revenue – financial services on the accompanying condensed consolidated statements of operations and comprehensive loss.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Due from affiliates

At December 31, 2023 and September 30, 2023, due from affiliates consisted of the following:

	December 31, 2023	September 30, 2023
Jacobi	$-	$95,274
FXDD Mauritius (1)	3,002	1,500
TCM	-	1,942,500
Craig Vallis	11,917	-
Jamal Khurshid (2)	14,572	-
Total	$29,491	$2,039,274

(1)	FXDD Mauritius is controlled by Emil Assentato, the Company’s former chief executive officer and chairman.
(2)	Jamal Khurshid is the Company’s chief executive officer and director.

The balances due from Jacobi, FXDD Mauritius, Craig Vallis, and Jamal Khurshid represent monies that the Company paid on behalf of Jacobi, FXDD Mauritius, Craig Vallis, and Jamal Khurshid. The balance due from TCM as of September 30, 2023 represents unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the affiliates’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from affiliates at December 31, 2023 and September 30, 2023.

Due to affiliates

At December 31, 2023 and September 30, 2023, due to affiliates consisted of the following:

	December 31, 2023	September 30, 2023
Forexware LLC (1)	$1,210,273	$1,211,778
FXDIRECT (2)	6,457,373	5,064,428
Currency Mountain Holdings Bermuda, Limited (“CMH”)	42,000	42,000
FXDD Trading (1)	414,466	396,793
Markets Direct Payments (1)	2,421	2,317
Match Fintech Limited (3)	52,193	91,433
Total	$8,178,726	$6,808,749

(1)	Forexware LLC, FXDD Trading, and Markets Direct Payments are controlled by Emil Assentato, the Company’s former chief executive officer and chairman.
(2)	The partial outstanding amount of $2,727,061 due to FXDIRECT was converted into 757,678 shares of common stock of the Company in December 2023 (See Note 8 – Common shares issued for related party debts conversion).
(3)	Match Fintech Limited is controlled by affiliates of the Company.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Customer digital currency assets and liabilities – related parties

At December 31, 2023 and September 30, 2023, related parties’ digital currency, which was controlled by Digital RFQ, amounted to $551,735 and $0, respectively, which was included in customer digital currency assets and liabilities on the accompanying condensed consolidated balance sheets.

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

For the three months ended December 31, 2023 and 2022, the interest income related to this note amounted to $465 and $439, respectively, and has been included in other (expense) income: other income on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of December 31, 2023 and September 30, 2023, the outstanding interest balance related to this note was $2,545 and $1,980, respectively, and was included in other current assets on the accompanying condensed consolidated balance sheets.

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

In the three months ended December 31, 2023, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at September 30, 2023	$127,820
Repayment of Line of Credit	(127,820)
Outstanding principal under the Line of Credit at December 31, 2023	$-

During the three months ended December 31, 2023, accrued and unpaid interest related to the line of credit with the amount of approximately $10,000 was written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The writes-off of interest receivable against the allowance for doubtful accounts only impact the balance sheet accounts. At December 31, 2023 and September 30, 2023, the Company has established, based on a review of its outstanding interest receivable, an allowance for doubtful account in the amounts of $0 and $10,199, respectively, for the receivable.

Loan payable – related parties and interest payable – related parties

On July 19, 2023, Digital RFQ issued a promissory note (the “July 2023 Loan”) in the principal amount of $75,619 to Jamal Khurshid, the Company’s chief executive officer and director, in consideration of cash proceeds in the amount of $75,619. The July 2023 Loan bears interest of 5.0% per annum and is due and payable on July 19, 2026. On November 24, 2023, Digital RFQ borrowed GBP 4,000 from Jamal Khurshid. On November 27, 2023, all outstanding balance of principal and accrued interest related to the borrowings from Janal Khurshid were repaid in full.

On August 15, 2023, Digital RFQ issued a promissory note (the “August 2023 Loan”) in the principal amount of $75,000 to Emil Assentato, the Company’s former chief executive officer and chairman, in consideration of cash proceeds in the amount of $75,000. The August 2023 Loan bears interest of 5.0% per annum and is due and payable on August 15, 2026.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Loan payable – related parties and interest payable – related parties (continued)

On September 18, 2023, the Company issued a promissory note (the “September 2023 Loan”) in the principal amount of $270,000 to Emil Assentato, the Company’s former chief executive officer and chairman, in consideration of cash proceeds in the amount of $270,000. The September 2023 Loan bears interest of 5.0% per annum and is due and payable on September 18, 2026. In December 2023, the September 2023 Loan principal of $270,000 and related accrued interest of $563 were converted into 70,129 shares of common stock of the Company (See Note 8 – Common shares issued for related party debts conversion).

During the three months ended December 31, 2023, the Company issued a few of promissory notes in the aggregate principal of $623,000 to Emil Assentato and Max Q, in consideration of cash proceeds in the amount of $623,000. These loans bear interest of 5.0% per annum and each individual loan will be due and payable three years from the date of issuance.

As of December 31, 2023 and September 30, 2023, the outstanding principal balance totaled $698,000 and $420,619, respectively.

For the three months ended December 31, 2023, the interest expense related to related parties’ loans amounted to $7,422 and has been reflected as interest expense – related parties on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of December 31, 2023 and September 30, 2023, the related accrued and unpaid interest for related parties’ loans was $7,280 and $1,771, respectively, and has been reflected as interest payable – related parties on the accompanying condensed consolidated balance sheets.

Letter agreement with ClearThink

Nukkleus was party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination.

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

NOTE 10 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
Customer	2023	2022
A – related party	91.6%	89.3%

Two related party customers, whose outstanding receivables accounted for 10% or more of the Company’s total outstanding accounts receivable and due from affiliates at December 31, 2023, accounted for 84.3% of the Company’s total outstanding accounts receivable and due from affiliates at December 31, 2023.

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023, accounted for 95.2% of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – CONCENTRATIONS (continued)

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
Supplier	2023	2022
A – related party	97.2%	87.0%

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at December 31, 2023, accounted for 82.9% of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at December 31, 2023.

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at September 30, 2023, accounted for 81.7% of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at September 30, 2023.

NOTE 11 – SEGMENT INFORMATION

For the three months ended December 31, 2023 and 2022, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party; and (2) the financial services segment, in which we provide payment services from one fiat currency to another or to digital assets. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three months ended December 31, 2023 and 2022 was as follows:

	Three Months Ended December 31,
	2023	2022
Revenues
General support services	$4,800,000	$4,800,000
Financial services	442,391	576,388
Total	5,242,391	5,376,388

Costs of revenues
General support services	4,650,000	4,725,000
Financial services	133,691	706,261
Total	4,783,691	5,431,261

Gross profit (loss)
General support services	150,000	75,000
Financial services	308,700	(129,873)
Total	458,700	(54,873)

Operating expenses
Financial services	458,633	494,039
Corporate/Other	8,947,296	587,583
Total	9,405,929	1,081,622

Other income (expense)
Financial services	24,996	2,573
Corporate/Other	(5,862)	-
Total	19,134	2,573

Net income (loss)
General support services	150,000	75,000
Financial services	(124,937)	(621,339)
Corporate/Other	(8,953,158)	(587,583)
Total	(8,928,095)	(1,133,922)

Amortization
Financial services	3,449	591,956
Corporate/Other	-	936
Total	$3,449	$592,892

Total assets at December 31, 2023 and September 30, 2023	December 31, 2023	September 30, 2023
Financial services	$1,938,512	$1,004,708
Corporate/Other	443,062	2,347,917
Total	$2,381,574	$3,352,625

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Common shares issued for services

In January 2024, the Company issued 202,702 shares of its common stock for services rendered. These shares were valued at $750,000, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded stock-based compensation expense of $750,000.

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

Senior Unsecured Promissory Note – June 2024

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS (continued)

Senior Unsecured Promissory Note – June 2024 (continued)

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

Senior Unsecured Promissory Note – July 2024

On July 29, 2024 (the “Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “East Asia Note”) in the principal amount of $515,094 to East Asia Technology Investments Limited (the “East Asia”) in consideration of cash proceeds in the amount of $412,075. The East Asia Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under the East Asia Note, the Company issued East Asia a Stock Purchase Warrant (“Warrant”) to acquire 1,400,000 shares of common stock at a per share price of $0.25 for a term of five years that may be exercised on a cash or cashless basis. The Lender shall have the right to convert the principal and interest payable under the Note into shares of common stock of the Company at a per share conversion price of $0.3125.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2023 and 2022 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report.

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

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

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 548,767 shares of common stock of the Company (the “Jacobi Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Jacobi Transaction will be entered between the Company and the New Jacobi Shareholders. The Jacobi Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin exchange-traded fund (“ETF”). Jamal Khurshid and Nicholas Gregory own, directly and indirectly, approximately 40% and 10% of Jacobi, respectively. Jamal Khurshid is the Company’s chief executive officer and director and Nicholas Gregory is the Company’s director. The transactions contemplated by the Jacobi Agreement constituted a “related-party transaction” as defined in Item 404 of Regulation S-K because of Mr. Khurshid’s and Mr. Gregory’s position as beneficial owner of one or more Original Shareholders and New Jacobi Shareholders.

On December 30, 2021, Old Nukk and the shareholder (the “Digiclear Shareholder”) of Digiclear Ltd. (“Digiclear”) entered into a Purchase and Sale Agreement (the “Digiclear Agreement”) pursuant to which Old Nukk acquired 5,400,000 of the issued and outstanding ordinary shares of Digiclear in consideration of shares of common stock, which following the Merger represented 415,733 shares of common stock of the Company (valued at $5,000,000 based on the market price of Old Nukk’s common stock on the acquisition date) (the “Digiclear Transaction”). The Digiclear Transaction closed on March 17, 2022. In addition, upon the closing of the Merger, the Company agreed to provide an additional $1 million in investment to Digiclear in exchange for 4.545% of additional shares of Digiclear’s capital stock subject to the parties entering a definitive agreement. The Company and Digiclear have not entered into an additional agreement outlining the terms pursuant to which the Company would acquire the additional shares of Digiclear. Digiclear is a company developing a custody and settlement utility operating system.

Financial Services Segment’s Key Performance Indicators (KPI)

The key performance indicators outlined below are our financial services segment’s metrics that provide management with the most immediate understanding of the drivers of business performance and tracking of financial targets.

	Three Months Ended December 31,
Performance Indicator	2023	2022
Trading volume	$69,383,884	$141,867,422
Financial services revenue	$442,391	$576,388
Financial services income (loss)	$308,700	$(129,873)
Average cost per trade	$295	$795
Average trade	153,165	159,761
Number of trades	453	888
Clients active	53	57
Clients removed	3	6
Gross trading margin	0.6%	0.4%
Gross margin	69.8%	(22.5)%

Trading volume is measured by number of trades and represents aggregate notional value of all trades.

Financial services revenue represents the top-line revenue generated from trades, before considering the costs associated with the generation of financial services revenue.

Financial services income (loss) is measured as financial services revenue, less costs incurred associated with delivery of our services. For the three months ended December 31, 2022, cost of financial services includes amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

In September 2023, we assessed our intangible assets which were solely related to the Match acquisition (which consisted of license and banking infrastructure) for any impairment and concluded that there were indicators of impairment as of September 30, 2023. We calculated that the estimated undiscounted cash flows related to our intangible assets were less than their carrying amounts. We have not been able to realize the financial projections provided by Match at the time of the intangible assets purchase and have decided to impair the intangible assets to zero. Therefore, for the three months ended December 31, 2023, cost of financial services only includes introducing broker fees, banking, and trading fees incurred associated with delivery of our services. We had a financial services income for the three months ended December 31, 2023 as compared to financial services loss for the three months ended December 31, 2022.

Average cost per trade is driven by financial services costs. Our average cost per trade decreased measurably as costs decreased.

Active clients for the three months ended December 31, 2023 and 2022 was 53 and 57, respectively.

Gross trading margin is a metric that measures financial services revenue to trading volume.

Critical Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions may have a material impact on the condensed consolidated financial statements and accompanying notes. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Significant estimates during the three months ended December 31, 2023 and 2022 include the allowance for doubtful accounts, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and associated valuation allowances, the valuation of stock-based compensation, and the fair value of customer digital currency assets and liabilities.

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

The Company has determined that the Company has control of the customer digital currency assets and records these assets on its balance sheet with a corresponding liability. The Company recognizes customer digital currency liabilities and corresponding customer digital currency assets, on initial recognition and at each reporting date, at fair value of the customer digital currency assets. Subsequent changes in fair value are adjusted to the carrying amount of these customer digital currency assets, with changes in fair value recorded in other general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

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

Results of Operations

Summary of Key Results

For the Three Months Ended December 31, 2023 Versus the Three Months Ended December 31, 2022

Revenues

For both the three months ended December 31, 2023 and 2022, we had revenue from general support services rendered to TCM under a GSA of $4,800,000. We do not expect any revenue from general support services in the near future since we have advised TCM that the GSA has been terminated due to non-payment by TCM under the GSA.

For the three months ended December 31, 2023, we had revenue from financial services of $442,391, as compared to $576,388 for the three months ended December 31, 2022, a decrease of $133,997, or 23.2%. The decrease was primarily attributable to the closure of our primary USD Banking rails when Signature and Silvergate closed in March 2023. We expect that our revenue from financial services will remain at its current level with minimal increase in the near future.

Costs of Revenues

For the three months ended December 31, 2023, our cost of general support services, which represented amount incurred for services rendered by FXDIRECT under a GSA, amounted to $4,650,000, as compared to $4,725,000 for the three months ended December 31, 2022, a decrease of $75,000, or 1.6%. Effective May 1, 2023, the amount payable by us to FXDIRECT for services under a GSA was reduced from $1,575,000 per month to $1,550,000 per month. Therefore, our cost of general support services for the three months ended December 31, 2023 was decreased as compared to the three months ended December 2022.

For the three months ended December 31, 2022, cost of financial services includes amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

In September 2023, we assessed our intangible assets which were solely related to the Match acquisition (which consisted of license and banking infrastructure) for any impairment and concluded that there were indicators of impairment as of September 30, 2023. We calculated that the estimated undiscounted cash flows related to our intangible assets were less than their carrying amounts. We have not been able to realize the financial projections provided by Match at the time of the intangible assets purchase and have decided to impair the intangible assets to zero. Therefore, for the three months ended December 31, 2023, cost of financial services only includes introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

For the three months ended December 31, 2023, cost of financial services amounted to $133,691, as compared to $706,261 for the three months ended December 31, 2022, a decrease of $572,570, or 81.1%. The significant decrease was primarily attributable to decreased amount of amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition in the three months ended December 31, 2023.

Gross Profit (Loss)

Our gross profit from general support services for the three months ended December 31, 2023 was $150,000, as compared to $75,000 for the three months ended December 31, 2022, an increase of $75,000, or 100.0%. Gross margin increased to 3.1% for the three months ended December 31, 2023 from 1.6% for the three months ended December 31, 2022. The increase in our gross margin for the general support services segment for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 was attributed to the decrease in our cost of general support services as described above.

Gross profit from financial services for the three months ended December 31, 2023 was $308,700, as compared to gross loss of $129,873 for the three months ended December 31, 2022, a decrease of $438,573, or 337.7%. Gross margin increased to 69.8% for the three months ended December 31, 2023 from (22.5)% for the three months ended December 31, 2022. The increase in our gross margin for the financial services segment for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 was primarily attributed to the decrease in cost for financial services driven by decreased amount of amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition. We expect that our gross margin for the financial services segment will remain in its current level with minimal increase in the near future.

Operating Expenses

Operating expenses consisted of advertising and marketing, professional fees, compensation and related benefits, bad debt expense, and other general and administrative expenses.

Advertising and marketing

For the three months ended December 31, 2023, advertising and marketing expense decreased by $28,104, or 57.2%, as compared to the three months ended December 31, 2022. The decrease was primarily attributable to our decreased advertising and marketing activities. We expect that our advertising and marketing expense will remain in its current level with minimal increase in the near future.

Professional fees

Professional fees primarily consisted of audit fees, legal service fees, advisory fees, and consulting fees. For the three months ended December 31, 2023, professional fees increased by $2,185,007, or 322.7%, as compared to the three months ended December 31, 2022. The increase was primarily attributable to a significant increase in advisory service fees of $2,293,000 mainly driven by common stock granted to advisors of approximately $2,016,000, and an increase in other miscellaneous items of approximately $22,000, offset by a decrease in consulting fees of approximately $130,000 mainly due to the decrease in options granted to consultants. We expect that our professional fees will remain in its current level with minimal increase in the near future.

Compensation and related benefits

For the three months ended December 31, 2023, our compensation and related benefits increased by $93,576, or 58.4%, as compared to the three months ended December 31, 2022. The increase was mainly attributable to increased management in our financial services segment. We expect that our compensation and related benefits will remain in its current level with minimal increase in the near future.

Bad debt expense

For the three months ended December 31, 2023, our had bad debt expense of $6,145,942. In December 2023, due to non-payment by TCM under the GSA, we have advised TCM that the GSA has been terminated. We made an allowance for doubtful account for the related party’s receivable in the amount of $6,145,942 in December 2023. We did not record any allowance for doubtful account for the three months ended December 31, 2022.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of rent, amortization of intangible assets, travel and entertainment, and other miscellaneous items.

For the three months ended December 31, 2023, total other general and administrative expenses decreased by $72,114, or 37.0%, as compared to the three months ended December 31, 2022. The decrease was mainly due to a decrease in amortization of intangible assets of approximately $63,000 and a decrease in other miscellaneous items of approximately $9,000 driven by our efforts at stricter controls on corporate expenditure. We expect that other general and administrative expenses will remain in its current level with minimal decrease in the near future.

Other (Expense) Income

Other (expense) income includes related parties’ interest expense and other miscellaneous income.

Other income, net, totaled $19,134 for the three months ended December 31, 2023, as compared to $2,573 for the three months ended December 31, 2022, an increase of $16,561, or 643.6%, which was attributable to an increase in other miscellaneous income of approximately $24,000, offset by an increase in related parties’ interest expense of approximately $7,000.

Net Loss

As a result of the factors described above, our net loss was $8,928,095, or $0.85 per share (basic and diluted), for the three months ended December 31, 2023, as compared to $1,133,922, or $0.11 per share (basic and diluted), for the three months ended December 31, 2022, an increase of $7,794,173 or 687.4%.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar, the functional currency of Match Financial Limited and its subsidiary, Digital RFQ, is the British Pound (“GBP”), the functional currency of Digital RFQ’s subsidiary, DRFQ Europe UAB, is Euro, and the functional currency of Digital RFQ’s subsidiary, DRFQ Pay North America, is CAD. The financial statements of our subsidiaries whose functional currency is the GBP or Euro or CAD are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $63,313 and $27,983 for the three months ended December 31, 2023 and 2022, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $8,991,408 and $1,161,905 for the three months ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2023 and September 30, 2023, we had cash of approximately $204,000 and $19,000, respectively, exclusive of customer custodial cash. We had working capital deficit of approximately $9,663,000 as of December 31, 2023. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. As described below, we have raised additional capital through the sale of equity and debt and we plan to raise additional capital in the future through the sale of equity or debt to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if at all.

The following table sets forth a summary of changes in our working capital deficit from September 30, 2023 to December 31, 2023:

	December 31,	September 30,	Changes in
	2023	2023	Amount	Percentage
Working capital deficit:
Total current assets	$1,960,086	$2,928,408	$(968,322)	(33.1)%
Total current liabilities	11,622,879	9,123,465	2,499,414	27.4%
Working capital deficit	$(9,662,793)	$(6,195,057)	$(3,467,736)	56.0%

Our working capital deficit increased by $3,467,736 to $9,662,793 at December 31, 2023 from $6,195,057 at September 30, 2023. The increase in working capital deficit was primarily attributable to a significant decrease in due from affiliates of approximately $2,010,000 which was primarily attributable to our receivable from TCM was written off after exhaustive efforts at collection in the three months ended December 31, 2023, a decrease in note receivable – related parties, net, of approximately $128,000 driven by repayments received from note receivable – related parties in the three months ended December 31, 2023, an increase in accounts payable of approximately $157,000 due to our financial services business expansion, an increase in customer digital currency liabilities of approximately $996,000 due to the increase in customer digital currency controlled by us in the three months ended December 31, 2023, and an increase in due to affiliates of approximately $1,370,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the three months ended December 31, 2023, offset by an increase in cash of approximately $185,000, an increase in customer digital currency assets of approximately $996,000 due to the increase in customer digital currency controlled by us in the three months ended December 31, 2023, and a decrease in customer custodial cash liabilities of approximately $112,000 resulting from fulfillment of our direct obligations to our customers.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flow for the Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

The following summarizes the key components of our cash flows for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022
Net cash (used in) provided by operating activities	$(737,831)	$5,834,320
Net cash provided by (used in) investing activities	130,137	(67,800)
Net cash provided by financing activities	746,171	-
Effect of exchange rate on cash	33,314	384,202
Net increase in cash	$171,791	$6,150,722

Net cash flow used in operating activities for the three months ended December 31, 2023 was $737,831, which primarily reflected our consolidated net loss of approximately $8,928,000, and the changes in operating assets and liabilities, primarily consisting of an increase in customer digital currency assets of approximately $971,000 due to the increase in customer digital currency controlled by us in the three months ended December 31, 2023, a significant increase in due from affiliates of approximately $4,134,000 due to the payments made to our affiliates and monies that we paid on behalf of our affiliates in the three months ended December 31 2023, and a decrease in customer custodial cash liabilities of approximately $172,000 driven by fulfillment of our direct obligations to our customers in the three months ended December 31, 2023, offset by an increase in accounts payable of approximately $147,000 due to our business expansion, an in customer digital currency liabilities of approximately $971,000 due to the increase in customer digital currency controlled by us in the three months ended December 31, 2023, a significant increase in due to affiliates of approximately $4,078,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the three months ended December 31, 2023, and the non-cash items adjustment primarily consisting of stock-based compensation and service expense of approximately $2,090,000, and provision for bad debt of approximately $6,146,000.

Net cash flow provided by operating activities for the three months ended December 31, 2022 was $5,834,320, which primarily reflected the non-cash items adjustment primarily consisting of amortization of intangible assets, mainly representing intangible assets acquired on Match acquisition, of approximately $593,000, and stock-based compensation and service expense of approximately $147,000 due to options granted for professional services, and the changes in operating assets and liabilities, primarily consisting of a decrease in due from affiliates of approximately $285,000 resulting from the payments received from our affiliates in the first quarter of fiscal 2023, a significant increase in customer custodial cash liabilities of approximately $5,875,000 resulting from our business expansion, an increase in due to affiliates of approximately $93,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the first quarter of fiscal 2023, offset by our consolidated net loss of approximately $1,134,000.

Net cash flow provided by investing activities was $130,137 for the three months ended December 31, 2023 as compared to net cash flow used in investing activities of $67,800 for the three months ended December 31, 2022. During the three months ended December 31, 2023, we received proceeds from note receivable – related parties of approximately $130,000. During the three months ended December 31, 2022, we made payment for note receivable of approximately $68,000.

Net cash flow provided by financing activities was $746,171 for the three months ended December 31, 2023. During the three months ended December 31, 2023, we received cash in reverse recapitalization of approximately $150,000 and received proceeds from loans payable from third party and related party of approximately $678,000, offset by repayments made for loan payable – related parties of approximately $82,000.

There was no financing activity during the three months ended December 31, 2022.

Our operations will require additional funding for the foreseeable future. Unless and until we are able to generate a sufficient amount of revenue and reduce our costs, we expect to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. We do not currently have any committed future funding. To the extent we raise additional capital by issuing equity securities, our stockholders could at that time experience substantial dilution. Any debt financing we are able to obtain may involve operating covenants that restrict our business. Our capital requirements for the next twelve months primarily relate to mergers, acquisitions and the development of business opportunities. In addition, we expect to use cash to pay fees related to professional services. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	The working capital requirements to finance our current business;

●	The use of capital for development of business opportunities;

●	Addition of personnel as the business grows; and

●	The cost of being a public company.

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

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 3 to our Condensed Consolidated Financial Statements appearing elsewhere in this report.

Foreign Currency Exchange Rate Risk

A portion of our operations are in United Kingdom. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between GBP and US dollars. For the three months ended December 31, 2023 and 2022, we had an unrealized foreign currency translation loss of approximately $63,000 and $28,000, respectively, because of changes in the exchange rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended December 31, 2023, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management regularly assesses controls and did so most recently for our financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on July 12, 2024, that have not yet been remediated. Management’s plan to remediate these material weaknesses is described in detail in such Annual Report on Form 10-K for the year ended September 30, 2023.

In light of the material weakness, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements for the quarter ended December 31, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our condensed consolidated financial statements for the quarter ended December 31, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

General Services Agreement

The Company, through its wholly owned subsidiary, provides software and technology solutions for the worldwide retail foreign exchange trading industry. The Company’s primary customer is Triton Capital Markets Ltd. (“TCM”) (formerly known as FXDD Malta Limited). Emil Assentato, the former CEO, a former director of the Company and a shareholder of the Company, is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of TCM. In order to define the services rendered to TCM, Nukkleus Limited, a wholly-owned subsidiary of the Company, entered into a General Services Agreement (“GSA”) with TCM in May 2016. The GSA provides that TCM will pay Nukkleus Limited a minimum of $1,600,000 per month. Due to non-payment by TCM under the GSA, the Company has advised TCM that the GSA has been terminated. The Company has historically generated substantially most of its revenue through the services rendered under the GSA.

Resignation/Appointment

On July 24, 2024, Emil Assentato resigned as Chief Executive Officer and from the Board of Directors of the Company, effective immediately. His resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Jamal (Jamie) Khurshid, the Chief Operating Officer and a director of the Company, was appointed as Chief Executive Officer effective July 24, 2024.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common shares issued for Settlement Agreement and Stipulation

On May 28, 2024, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $1,118,953.75 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 70% of the average of the three lowest trading prices during the five trading day period prior to a share request, which may not be less than $0.05 per share. In the event the Company’s market price decreases to or below $0.75 per share, then either the Company or SCC may declare a default. SCC has agreed that it will not become the beneficial owner of more than 4.99% of common stock of the Company at any point in time. Further, the Settlement Agreement provides that Settlement Shares may not be issued to SCC if such issuance would exceed 19.9% of the outstanding common stock as of May 23, 2024. The Settlement Agreement and the issuance of the Settlement Shares was approved by the Circuit Court of the Twelfth Judicial Circuit Court for Manatee County, Florida (the “Court”) on May 29, 2024 (Case No. 2024 CA 755). The Court entered an Order confirming the fairness of the terms and conditions of the Settlement Agreement and the issuance of the Settlement Shares.

Senior Unsecured Promissory Note – June 2024

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

Senior Unsecured Promissory Note – July 2024

On July 29, 2024 (the “Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “East Asia Note”) in the principal amount of $515,094 to East Asia Technology Investments Limited (the “East Asia”) in consideration of cash proceeds in the amount of $412,075. The East Asia Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under the East Asia Note, the Company issued East Asia a Stock Purchase Warrant (“Warrant”) to acquire 1,400,000 shares of common stock at a per share price of $0.25 for a term of five years that may be exercised on a cash or cashless basis. The Lender shall have the right to convert the principal and interest payable under the Note into shares of common stock of the Company at a per share conversion price of $0.3125.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	Exhibits	Filing Date
2.1#	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.1	June 26, 2023
2.2#	First Amendment to Amended and Restated Agreement and Plan of Merger dated as of November 1, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.2	November 2, 2023
3.1	Amended and Restated Certificate of Incorporation of Nukkleus Inc. (f/k/a Brilliant Acquisition Corp.)	Form 8-K	3.2	January 2, 2024
3.2	Bylaws of Nukkleus Inc.	Form 8-K	3.3	January 2, 2024
10.1*	Nukkleus 2023 Incentive Award Plan.	Form 8-K	10.1	January 2, 2024
10.2	Form of Registration Rights Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.3	June 26, 2023
10.3	Form of Lock-Up Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.2	June 26, 2023
10.4	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016	Form 10-K	10.4	July 12, 2024
10.5	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016	Form 10-K	10.5	July 12, 2024
10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited	Form 10-K	10.6	July 12, 2024
10.7	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited	Form 10-K	10.7	July 12, 2024
10.8	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited	Form 10-K	10.8	July 12, 2024
21.1	List of Subsidiaries	Form 10-K	21.1	July 12, 2024
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contract or compensatory plan or arrangement.

#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.

	By:	/s/ Jamal (Jamie) Khurshid
Dated: July 29, 2024		Jamal (Jamie) Khurshid
Chief Executive Officer (Principal Executive Officer), and Principal Financial and Accounting Officer and Director