Form 10-Q
period 2024-03-31
Nukkleus Inc.
filed 2024-08-14
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 12, 2024
Common Stock, $0.0001 par value per share	16,791,964 shares

NUKKLEUS INC.

FORM 10-Q

March 31, 2024

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$305,589	$19,318
Customer custodial cash	345,631	672,501
Customer digital currency assets	8,100	-
Digital assets	15,475	1,973
Due from affiliates	50,094	2,039,274
Note receivable - related parties, net	35,000	162,820
Other current assets	48,364	32,522

TOTAL CURRENT ASSETS	808,253	2,928,408

NON-CURRENT ASSETS:
Cost method investment	391,217	391,217
Intangible assets, net	26,182	33,000

TOTAL NON-CURRENT ASSETS	417,399	424,217

TOTAL ASSETS	$1,225,652	$3,352,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$310,449	$138,666
Customer custodial cash liabilities	882,152	1,443,011
Customer digital currency liabilities	8,100	-
Due to affiliates	7,984,841	6,808,749
Loan payable - related parties	732,324	-
Accrued payroll liability and directors’ compensation	455,061	402,241
Accrued professional fees	1,250,159	160,926
Accrued liabilities and other payables	168,717	169,872

TOTAL CURRENT LIABILITIES	11,791,803	9,123,465

NON-CURRENT LIABILITIES:
Loan payable - related parties	941,000	420,619
Interest payable - related parties	17,601	1,771

TOTAL NON-CURRENT LIABILITIES	958,601	422,390

TOTAL LIABILITIES	12,750,404	9,545,855

COMMITMENTS AND CONTINGENCIES - (Note 12)

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at March 31, 2024 and September 30, 2023)	-	-
Common stock ($0.0001 par value; 40,000,000 shares authorized; 14,102,414 and 10,074,657 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively)	1,410	1,007
Additional paid-in capital	35,848,468	25,543,048
Accumulated deficit	(47,369,858)	(31,769,244)
Accumulated other comprehensive (loss) income	(4,772)	31,959

TOTAL STOCKHOLDERS’ DEFICIT	(11,524,752)	(6,193,230)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,225,652	$3,352,625

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2024	2023	2024	2023
REVENUES
Revenue - general support services - related party	$-	$4,800,000	$4,800,000	$9,600,000
Revenue - financial services	259,757	833,944	702,148	1,410,332
Total revenues	259,757	5,633,944	5,502,148	11,010,332

COSTS OF REVENUES
Cost of revenue - general support services - related party	-	4,725,000	4,650,000	9,450,000
Cost of revenue - financial services	63,196	760,982	196,887	1,467,243
Total costs of revenues	63,196	5,485,982	4,846,887	10,917,243

GROSS PROFIT
Gross profit - general support services - related party	-	75,000	150,000	150,000
Gross profit (loss) - financial services	196,561	72,962	505,261	(56,911)
Total gross profit	196,561	147,962	655,261	93,089

OPERATING EXPENSES:
Advertising and marketing	20,568	295	41,586	49,417
Professional fees	2,038,407	566,336	4,900,517	1,243,439
Compensation and related benefits	269,848	197,532	523,684	357,792
Bad debt expense	-	-	6,145,942	-
Other general and administrative	287,587	190,163	410,610	385,300

Total operating expenses	2,616,410	954,326	12,022,339	2,035,948

LOSS FROM OPERATIONS	(2,419,849)	(806,364)	(11,367,078)	(1,942,859)

OTHER (EXPENSE) INCOME:
Interest expense - related parties	(10,348)	-	(17,770)	-
Other income	780	715	27,336	3,288

Total other (expense) income, net	(9,568)	715	9,566	3,288

LOSS BEFORE INCOME TAXES	(2,429,417)	(805,649)	(11,357,512)	(1,939,571)

INCOME TAXES	-	-	-	-

NET LOSS	$(2,429,417)	$(805,649)	$(11,357,512)	$(1,939,571)

COMPREHENSIVE LOSS:
NET LOSS	$(2,429,417)	$(805,649)	$(11,357,512)	$(1,939,571)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	26,582	(2,721)	(36,731)	(30,704)
COMPREHENSIVE LOSS	$(2,402,835)	$(808,370)	$(11,394,243)	$(1,970,275)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.17)	$(0.08)	$(0.92)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	14,035,589	10,074,657	12,290,131	10,074,657

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended March 31, 2024

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance as of October 1, 2023	-	$-	10,074,657	$1,007	$25,543,048	$(31,769,244)	$31,959	$(6,193,230)

Issuance of common stock for services	-	-	425,295	43	2,015,558	-	-	2,015,601

Conversion of related party debts into common stock	-	-	827,807	83	7,240,643	(4,243,102)	-	2,997,624

Issuance of common stock in connection with reverse recapitalization	-	-	2,571,953	257	149,904	-	-	150,161

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ended December 31, 2023	-	-	-	-	-	(8,928,095)	-	(8,928,095)

Foreign currency translation adjustment	-	-	-	-	-	-	(63,313)	(63,313)

Balance as of December 31, 2023	-	-	13,899,712	1,390	35,023,820	(44,940,441)	(31,354)	(9,946,585)

Issuance of common stock for services	-	-	202,702	20	749,980	-	-	750,000

Stock-based compensation	-	-	-	-	74,668	-	-	74,668

Net loss for the three months ended March 31, 2024	-	-	-	-	-	(2,429,417)	-	(2,429,417)

Foreign currency translation adjustment	-	-	-	-	-	-	26,582	26,582

Balance as of March 31, 2024	-	$-	14,102,414	$1,410	$35,848,468	$(47,369,858)	$(4,772)	$(11,524,752)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended March 31, 2023

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of October 1, 2022	-	$-	10,074,657	$1,007	$25,172,170	$(14,340,816)	$58,219	$10,890,580

Stock-based compensation	-	-	-	-	146,876	-	-	146,876

Net loss for the three months ended December 31, 2022	-	-	-	-	-	(1,133,922)	-	(1,133,922)

Foreign currency translation adjustment	-	-	-	-	-	-	(27,983)	(27,983)

Balance as of December 31, 2022	-	-	10,074,657	1,007	25,319,046	(15,474,738)	30,236	9,875,551

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(805,649)	-	(805,649)

Foreign currency translation adjustment	-	-	-	-	-	-	(2,721)	(2,721)

Balance as of March 31, 2023	-	$-	10,074,657	$1,007	$25,393,713	$(16,280,387)	$27,515	$9,141,848

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,357,512)	$(1,939,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	6,932	1,185,783
Stock-based compensation and service expense	2,914,936	221,543
Provision for bad debt	6,145,942	-
Bad debt recovery	(4,942)	-
Unrealized foreign currency exchange (gain) loss	(2,578)	132
Impairment of digital assets	-	7,743
Changes in operating assets and liabilities:
Customer digital currency assets	(8,050)	(113,686)
Accounts receivable	(1,882)	-
Digital assets	(13,348)	24,158
Due from affiliates	(4,148,682)	676,576
Other current assets	(13,025)	(20,764)
Accounts payable	165,851	24,053
Customer custodial cash liabilities	(607,856)	(1,934,733)
Customer digital currency liabilities	8,050	113,686
Due to affiliates	3,887,344	(43,259)
Accrued payroll liability and directors’ compensation	51,472	97,311
Accrued professional fees	1,089,227	34,452
Interest payable - related parties	16,348	-
Accrued liabilities and other payables	(6,835)	(215,925)

NET CASH USED IN OPERATING ACTIVITIES	(1,878,608)	(1,882,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable	-	(154,150)
Purchase of intangible asset	-	(41,245)
Proceeds from note receivable – related parties	131,492	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	131,492	(195,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in reverse recapitalization	150,161	-
Proceeds from loan payable	50,000	-
Repayments of loan payable	(50,000)	-
Proceeds from loan payable - related parties	1,648,748	-
Repayments of loan payable - related parties	(132,811)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,666,098	-

EFFECT OF EXCHANGE RATE ON CASH	40,419	180,425

NET DECREASE IN CASH	(40,599)	(1,897,471)

Cash - beginning of period	691,819	2,384,417

Cash - end of period	$651,220	$486,946

Cash consisted of the following:
Cash	$305,589	$246,650
Customer custodial cash	345,631	240,296
Total cash	$651,220	$486,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,422	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party debts into common stock	$2,997,624	$-

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

Nukkleus Limited, a wholly-owned subsidiary of the Company, provides its software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a General Services Agreement (“GSA”) to TCM. TCM is a private limited liability company formed under the laws of Malta. The GSA provides that TCM will pay Nukkleus Limited at minimum $1,600,000 per month. Due to non-payment by TCM under the GSA, the Company has advised TCM that the GSA has been terminated effective January 1, 2024. Emil Assentato is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato, who is the Company’s Former Chief Executive Officer (“CEO”) and chairman, is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of TCM.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2024 and September 30, 2023, the Company had cash of approximately $305,000 and $19,000, respectively, exclusive of customer custodial cash.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company had a working capital deficit of approximately $10,984,000 at March 31, 2024 and incurred a net loss and generated negative cash flow from operating activities of approximately $11,358,000 and $1,879,000 for the six months ended March 31, 2024, respectively. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION (continued)

Reverse recapitalization (continued)

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

Significant estimates during the three and six months ended March 31, 2024 and 2023 include the allowance for doubtful accounts, the useful life of intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and associated valuation allowances, the valuation of stock-based compensation, and the fair value of customer digital currency assets and liabilities.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

At March 31, 2024 and September 30, 2023, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2024		September 30, 2023
United States	$5,811	1.9%	$7,675	39.7%
United Kingdom	297,473	97.3%	11,469	59.4%
Republic of Lithuania	2,131	0.7%	-	-
Malta	174	0.1%	174	0.9%
Total cash	$305,589	100.0%	$19,318	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2024 and September 30, 2023. Cash and cash equivalents excludes customer legal tender, which is reported separately as customer custodial cash in the accompanying condensed consolidated balance sheets. Refer to “customer custodial cash and customer custodial cash liabilities” below for further details.

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

The following table provides these assets and liabilities carried at fair value, measured as of March 31, 2024:

	Quoted Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at March 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Customer digital currency assets	$-	$8,100	$-	$8,100
Customer digital currency liabilities	$-	$8,100	$-	$8,100

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

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances, including customer custodial cash, in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company may also hold cash at digital asset trading platforms and performs a regular assessment of these digital asset trading platforms as part of its risk management process. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2024, there were no balances in excess of the federally-insured limits.

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

Note receivable – related parties

Note receivable – related parties is presented net of an allowance for doubtful account. The Company maintains allowance for doubtful account for estimated loss. The Company reviews the note receivable – related parties on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a borrower’s historical payment history, its current credit-worthiness and current economic trend. Note receivable is written off after exhaustive efforts at collection. During the six months ended March 31, 2024, accounts with the amount of approximately $600,000 were written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The writes-offs of note receivable – related parties against the allowance for doubtful accounts only impact the balance sheet accounts. At March 31, 2024 and September 30, 2023, the Company has established, based on a review of its outstanding balances, an allowance for doubtful account in the amounts of $0 and $637,072, respectively, for its note receivable – related parties.

Other current assets

Other current assets primarily consist of security deposit, accounts receivable, interest receivable, and prepaid miscellaneous items. As of March 31, 2024 and September 30, 2023, other current assets amounted to $48,364 and $32,522, respectively.

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

As of March 31, 2024 and September 30, 2023, the carrying value of assets and liabilities recognized in the condensed consolidated balance sheets related to the Company’s interest in the non-consolidated VIE and the Company’s maximum exposure to loss relating to non-consolidated VIE were as follows:

	March 31, 2024	September 30, 2023
Cost method investment	$391,217	$391,217
Due from affiliates	-	95,274
Total VIE assets	$391,217	$486,491
Maximum exposure to loss	$391,217	$486,491

Intangible assets

Intangible assets consist of regulatory licenses, which are being amortized on a straight-line method over the estimated useful life of 3 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and six months ended March 31, 2024 and 2023 as there was no impairment indicator noted.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party

Financial services	Providing payment services from one fiat currency to another or to digital assets

In the following table, revenues are disaggregated by segment for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue Stream	2024	2023	2024	2023
General support services	$-	$4,800,000	$4,800,000	$9,600,000
Financial services	259,757	833,944	702,148	1,410,332
Total revenues	$259,757	$5,633,944	$5,502,148	$11,010,332

Advertising and marketing costs

All costs related to advertising and marketing are expensed as incurred. For the three months ended March 31, 2024 and 2023, advertising and marketing costs amounted to $20,568 and $295, respectively, which was included in operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended March 31, 2024 and 2023, advertising and marketing costs amounted to $41,586 and $49,417, respectively, which was included in operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Asset and liability accounts at March 31, 2024 and September 30, 2023 were translated at 0.7920 GBP and 0.8199 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at March 31, 2024 and September 30, 2023 were translated at 0.9260 EUR and 0.9446 EUR to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at March 31, 2024 and September 30, 2023 were translated at 1.3542 CAD and 1.3591 CAD to $1.00, which was the exchange rate on the balance sheet date. Equity accounts were stated at their historical rates. The average translation rate applied to the statement of operations for the six months ended March 31, 2024 and 2023 was 0.7970 GBP and 0.8379 GBP to $1.00, respectively. The average translation rate applied to the statement of operations for the six months ended March 31, 2024 and 2023 was 0.9248 EUR and 0.9559 EUR to $1.00. The average translation rate applied to the statement of operations for the six months ended March 31, 2024 and for the period from February 18, 2023 through March 31, 2023 was 1.3553 CAD and 1.3667 CAD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended March 31, 2024 and 2023 consisted of net loss and unrealized gain/loss from foreign currency translation adjustment.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and six months ended March 31, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Options to purchase common stock	124,286	124,286	124,286	167,143
Warrants to purchase common stock	6,701,000	-	6,701,000	-
Potentially dilutive security	6,825,286	124,286	6,825,286	167,143

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

The following table presents customers’ cash and digital positions:

	March 31, 2024	September 30, 2023
Customer custodial cash	$345,631	$672,501
Customer digital currency assets	8,100	-
Total customer assets	$353,731	$672,501

Customer custodial cash liabilities	$882,152	$1,443,011
Customer digital currency liabilities	8,100	-
Total customer liabilities	$890,252	$1,443,011

The Company controls digital assets for its customers in digital wallets and digital token identifiers necessary to access digital assets on digital asset trading platforms. The Company maintains a record of all assets in digital wallets held on digital asset trading platforms as well as the private keys, which are maintained on behalf of customers. The Company records the assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the digital assets which it controls for its customers. Any loss or theft would impact the measurement of the customer digital currency assets. During the three and six months ended March 31, 2024 and 2023, no losses have been incurred in connection with customer digital currency assets. The Company also controls the bank accounts holding the customer custodial cash, as reflected on the accompanying condensed consolidated balance sheets.

The following table sets forth the fair market value of customer digital currency assets, as shown in the condensed consolidated balance sheets, as customer digital currency assets and customer digital currency liabilities, as of March 31, 2024 and September 30, 2023:

	March 31, 2024		September 30, 2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Stablecoin/USD Coin	$7,526	92.9%	$-	-
Ethereum	574	7.1%	-	-
Total customer digital currency assets	$8,100	100.0%	$-	-

NOTE 5 – DIGITAL ASSETS

The following table summarizes the Company’s digital asset holdings as of March 31, 2024:

Asset	Estimated Useful Life	Cost	Impairment	Digital Assets
Bitcoin	Indefinite	$1,674	$-	$1,674
Ethereum	Indefinite	745	-	745
Stablecoin/USD Coin	Indefinite	12,625	-	12,625
Other	Indefinite	431	-	431
Total		$15,475	$-	$15,475

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

The Company recorded impairment expense of $0 and $133 for the three months ended March 31, 2024 and 2023, respectively, which was included in other general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company recorded impairment expense of $0 and $7,743 for the six months ended March 31, 2024 and 2023, respectively, which was included in other general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 6– LOAN PAYABLE

In November 2023, the Company entered into a loan agreement with a third party. Pursuant to the loan agreement, the Company borrowed $50,000 from the third party. The loan bore a fixed interest rate of 0% per annum and was payable on demand.

In January 2024, this loan was repaid in full.

NOTE 7– ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2024 and September 30, 2023, accrued liabilities and other payables consisted of the following:

	March 31, 2024	September 30, 2023
Unearned revenue	$156,958	$151,617
Others	11,759	18,255
Total	$168,717	$169,872

NOTE 8 – SHARE CAPITAL

Common shares issued for services

During the six months ended March 31, 2024, the Company issued a total of 627,997 shares of its common stock for services rendered. These shares were valued at $2,765,601, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $2,765,601 for the six months ended March 31, 2024.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – SHARE CAPITAL (continued)

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2024:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2024	Weighted Average Exercise Price
$3.15 – 15.75	95,715	2.76	$4.44	64,286	$4.51
87.50	28,571	2.47	87.50	28,571	87.50
$3.15 – 87.50	124,286	2.69	$23.53	92,857	$30.05

Stock option activities for the six months ended March 31, 2024 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2023	124,286	$23.53
Granted	-	-
Outstanding at March 31, 2024	124,286	$23.53
Options exercisable at March 31, 2024	92,857	$30.05
Options expected to vest	31,429	$4.30

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at March 31, 2024 was $0.

For the three months ended March 31, 2024 and 2023, stock-based compensation expense associated with stock options granted amounted to $74,668 and $74,667, respectively, which was recorded as professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the six months ended March 31, 2024 and 2023, stock-based compensation expense associated with stock options granted amounted to $149,335 and $221,543, respectively, which was recorded as professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

A summary of the status of the Company’s nonvested stock options granted as of March 31, 2024 and changes during the six months ended March 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at September 30, 2023	34,286	$5.25
Vested	(2,857)	(15.75)
Nonvested at March 31, 2024	31,429	$4.30

Warrants

As a result of the Business Combination which was completed on December 22, 2023, 6,701,000 warrants of Brilliant were converted into 6,701,000 warrants of the Combined Company.

There was no stock warrant activity during the period from Closing Date to March 31, 2024.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – SHARE CAPITAL (continued)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2024:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding at March 31, 2024	Remaining Contractual Life (Years)	Number Exercisable at March 31, 2024	Exercise Price
$11.5	6,701,000	4.74	6,701,000	$11.5

The aggregate intrinsic value of stock warrants outstanding and stock warrants exercisable at March 31, 2024 was $0.

NOTE 9 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Oliver Worsley, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $8,938 and $14,506 for the three months ended March 31, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $23,839 and $25,063 for the six months ended March 31, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

From time to time, Craig Vallis, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $14,080 and $51,708 for the three months ended March 31, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $40,778 and $73,995 for the six months ended March 31, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Revenue from related party and cost of revenue from related party

The Company’s general support services operate under a GSA with TCM providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount received is $1,600,000. Due to non-payment by TCM under the GSA, the Company had advised TCM that the GSA has been terminated effective January 1, 2024.

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

During the three and six months ended March 31, 2024 and 2023, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying condensed consolidated statements of operations and comprehensive loss were as follows:

Revenue from related party and cost of revenue from related party (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service provided to:
TCM	$-	$4,800,000	$4,800,000	$9,600,000
	$-	$4,800,000	$4,800,000	$9,600,000

During the three and six months ended March 31, 2024 and 2023, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service received from:
FXDIRECT	$-	$4,725,000	$4,650,000	$9,450,000
	$-	$4,725,000	$4,650,000	$9,450,000

During the three months ended March 31, 2024 and 2023, Digital RFQ earned revenue from related parties in the amount of $40,454 and $53,772, respectively, which was included in revenue – financial services on the accompanying condensed consolidated statements of operations and comprehensive loss.

During the six months ended March 31, 2024 and 2023, Digital RFQ earned revenue from related parties in the amount of $61,328 and $78,516, respectively, which was included in revenue – financial services on the accompanying condensed consolidated statements of operations and comprehensive loss.

Due from affiliates

At March 31, 2024 and September 30, 2023, due from affiliates consisted of the following:

	March 31, 2024	September 30, 2023
Jacobi	$-	$95,274
FXDD Mauritius (1)	4,498	1,500
TCM	9,496	1,942,500
Craig Vallis	11,810	-
Jamal Khurshid (2)	24,290	-
Total	$50,094	$2,039,274

(1)	FXDD Mauritius is controlled by Emil Assentato, the Company’s former chief executive officer and chairman.
(2)	Jamal Khurshid is the Company’s chief executive officer and director.

The balances due from Jacobi, FXDD Mauritius, TCM, Craig Vallis, and Jamal Khurshid represent monies that the Company paid on behalf of Jacobi, FXDD Mauritius, TCM, Craig Vallis, and Jamal Khurshid. The balance due from TCM as of September 30, 2023 also included unsettled funds due related to the General Service Agreement.

Management believes that the affiliates’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from affiliates at March 31, 2024 and September 30, 2023.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Due to affiliates

At March 31, 2024 and September 30, 2023, due to affiliates consisted of the following:

	March 31, 2024	September 30, 2023
Forexware LLC (1)	$1,208,704	$1,211,778
FXDIRECT (2)	6,269,258	5,064,428
Currency Mountain Holdings Bermuda, Limited (“CMH”)	42,000	42,000
FXDD Trading (1)	410,755	396,793
Markets Direct Payments (1)	2,399	2,317
Match Fintech Limited (3)	51,725	91,433
Total	$7,984,841	$6,808,749

(1)	Forexware LLC, FXDD Trading, and Markets Direct Payments are controlled by Emil Assentato, the Company’s former chief executive officer and chairman.
(2)	The partial outstanding amount of $2,727,061 due to FXDIRECT was converted into 757,678 shares of common stock of the Company in December 2023 (See Note 8 – Common shares issued for related party debts conversion).
(3)	Match Fintech Limited is controlled by affiliates of the Company.

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

Customer digital currency assets and liabilities – related parties

At March 31, 2024 and September 30, 2023, related parties’ digital currency, which was controlled by Digital RFQ, amounted to $1,422 and $0, respectively, which was included in customer digital currency assets and liabilities on the accompanying condensed consolidated balance sheets.

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

For the three months ended March 31, 2024 and 2023, the interest income related to this note amounted to $475 and $455, respectively, and has been included in other (expense) income: other income on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the six months ended March 31, 2024 and 2023, the interest income related to this note amounted to $940 and $894, respectively, and has been included in other (expense) income: other income on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024 and September 30, 2023, the outstanding interest balance related to this note was $2,995 and $1,980, respectively, and was included in other current assets on the accompanying condensed consolidated balance sheets.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Note receivable – related parties (continued)

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

In the six months ended March 31, 2024, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at September 30, 2023	$127,820
Repayment of Line of Credit	(127,820)
Outstanding principal under the Line of Credit at March 31, 2024	$-

During the six months ended March 31, 2024, accrued and unpaid interest related to the line of credit with the amount of approximately $10,000 was written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The writes-off of interest receivable against the allowance for doubtful accounts only impact the balance sheet accounts. At March 31, 2024 and September 30, 2023, the Company has established, based on a review of its outstanding interest receivable, an allowance for doubtful account in the amounts of $0 and $10,199, respectively, for the receivable.

Loan payable – related parties and interest payable – related parties

On July 19, 2023, Digital RFQ issued a promissory note (the “July 2023 Loan”) in the principal amount of $75,619 to Jamal Khurshid, the Company’s chief executive officer and director, in consideration of cash proceeds in the amount of $75,619. The July 2023 Loan bore interest of 5.0% per annum and was due and payable on July 19, 2026. On November 24, 2023, Digital RFQ borrowed additional GBP 4,000 from Jamal Khurshid. On November 27, 2023, all outstanding balances of principal and accrued interest related to the borrowings from Janal Khurshid were repaid in full.

On August 15, 2023, Digital RFQ issued a promissory note (the “August 2023 Loan”) in the principal amount of $75,000 to Emil Assentato, the Company’s former chief executive officer and chairman, in consideration of cash proceeds in the amount of $75,000. The August 2023 Loan bears interest of 5.0% per annum and is due and payable on August 15, 2026. In January 2024, the Company repaid $50,000. As of March 31, 2024, the outstanding principal balance was $25,000.

On September 18, 2023, the Company issued a promissory note (the “September 2023 Loan”) in the principal amount of $270,000 to Emil Assentato, the Company’s former chief executive officer and chairman, in consideration of cash proceeds in the amount of $270,000. The September 2023 Loan bore interest of 5.0% per annum and was due and payable on September 18, 2026. In December 2023, the September 2023 Loan principal of $270,000 and related accrued interest of $563 were converted into 70,129 shares of common stock of the Company (See Note 8 – Common shares issued for related party debts conversion).

On March 6, 2024, Digital RFQ entered into a facility agreement with Craig Vallis, a shareholder of the Company, providing Digital RFQ with up to $500,000 loan. The facility allows Digital RFQ to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes. Loans drawn under the facility bear interest at a monthly rate of 4%. This loan will be repaid in according to these installments set out in the facility agreement with the last installment due on July 31, 2024. As of March 31, 2024, the outstanding principal balance was $416,667. As of the date of this report, this loan is still outstanding.

On March 12, 2024, Digital RFQ entered into a loan agreement with Oliver Worsley, a shareholder of the Company, providing Digital RFQ with up to GBP 395,000 (approximately $499,000) loan. The loan agreement allows Digital RFQ to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes. Loans drawn under the loan agreement bear interest at an annual rate of 10%. This loan is unsecured and is due and payable on March 31, 2025. As of March 31, 2024, the outstanding principal balance was $315,657.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Loan payable – related parties and interest payable – related parties (continued)

During the six months ended March 31, 2024, the Company issued a few of promissory notes in the aggregate principal of $916,000 to Emil Assentato and Max Q, in consideration of cash proceeds in the amount of $916,000. These loans bear interest of 5.0% per annum and each individual loan will be due and payable three years from the date of issuance. As of March 31, 2024 and September 30, 2023, the outstanding principal balance totaled $916,000 and $420,619, respectively.

For the three months ended March 31, 2024, the interest expense related to related parties’ loans amounted to $10,348 and has been reflected as interest expense – related parties on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended March 31, 2024, the interest expense related to related parties’ loans amounted to $17,770 and has been reflected as interest expense – related parties on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024 and September 30, 2023, the related accrued and unpaid interest for related parties’ loans was $17,601 and $1,771, respectively, and has been reflected as interest payable – related parties on the accompanying condensed consolidated balance sheets.

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

NOTE 10 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and six months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Six Months Ended March 31,
Customer	2024	2023	2024	2023
A – related party	*	85.2%	87.2%	87.2%
B	28.7%	*	*	*
C	23.8%	*	*	*
D	10.8%	*	*	*

*	Less than 10%

Three related party customers, whose outstanding receivables accounted for 10% or more of the Company’s total outstanding accounts receivable and due from affiliates at March 31, 2024, accounted for 86.6% of the Company’s total outstanding accounts receivable and due from affiliates at March 31, 2024.

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023, accounted for 95.2% of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – CONCENTRATIONS (continued)

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the three and six months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Six Months Ended March 31,
Supplier	2024	2023	2024	2023
A – related party	*	86.1%	95.9%	86.6%
B	57.1%	*	*	*
C	22.9%	*	*	*

*	Less than 10%

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at March 31, 2024, accounted for 73.5% of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at March 31, 2024.

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at September 30, 2023, accounted for 81.7% of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at September 30, 2023.

NOTE 11 – SEGMENT INFORMATION

For the three and six months ended March 31, 2024 and 2023, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party; and (2) the financial services segment, in which we provide payment services from one fiat currency to another or to digital assets. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and six months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues
General support services	$-	$4,800,000	$4,800,000	$9,600,000
Financial services	259,757	833,944	702,148	1,410,332
Total	259,757	5,633,944	5,502,148	11,010,332

Costs of revenues
General support services	-	4,725,000	4,650,000	9,450,000
Financial services	63,196	760,982	196,887	1,467,243
Total	63,196	5,485,982	4,846,887	10,917,243

Gross profit (loss)
General support services	-	75,000	150,000	150,000
Financial services	196,561	72,962	505,261	(56,911)
Total	196,561	147,962	655,261	93,089

Operating expenses
Financial services	536,177	543,688	994,810	1,037,727
Corporate/Other	2,080,233	410,638	11,027,529	998,221
Total	2,616,410	954,326	12,022,339	2,035,948

Other income (expense)
Financial services	457	715	25,453	3,288
Corporate/Other	(10,025)	-	(15,887)	-
Total	(9,568)	715	9,566	3,288

Net income (loss)
General support services	-	75,000	150,000	150,000
Financial services	(339,159)	(470,011)	(464,096)	(1,091,350)
Corporate/Other	(2,090,258)	(410,638)	(11,043,416)	(998,221)
Total	(2,429,417)	(805,649)	(11,357,512)	(1,939,571)

Amortization
Financial services	3,483	591,954	6,932	1,183,910
Corporate/Other	-	937	-	1,873
Total	$3,483	$592,891	$6,932	$1,185,783

Total assets at March 31, 2024 and September 30, 2023	March 31, 2024	September 30, 2023
Financial services	$816,440	$1,004,708
Corporate/Other	409,212	2,347,917
Total	$1,225,652	$3,352,625

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

Common shares issued for Settlement Agreement and Stipulation

On May 28, 2024, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, during the period from May 31, 2024 through July 22, 2024, the Company issued 1,889,550 shares of its common stock.

Senior Unsecured Promissory Note – June 2024

On June 11, 2024 (the “June 2024 Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “Note”) in the principal amount of $312,500 to X Group Fund of Funds, a Michigan limited partnership (the “Lender”) in consideration of cash proceeds in the amount of $250,000. The Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under the Note, the Company issued the Lender a Stock Purchase Warrant (“Warrant”) to acquire 1,200,000 shares of common stock at a per share price of $0.25 for a term of five years that may be exercised on a cash or cashless basis. The Lender shall have the right to convert the principal and interest payable under the Note into shares of common stock of the Company at a per share conversion price of $0.25.

The Company and the Lender also entered into a Restructuring Agreement providing that, among other items, the Lender, in its sole discretion, will have the right for a period for six months from the June 2024 Effective Date (the “Investment Period”), to lend the Company an additional $500,000 in consideration of a convertible promissory note that will have a term of two years, bear interest at 12% and will convert into shares of common stock at a per share price of $0.25. During the Investment Period, the Company may not incur additional debt or enter into any equity financing arrangement without the written consent of the Lender. The Company has agreed, in its good faith, to negotiate the sale of its wholly owned subsidiary, Digital RFQ Ltd. (“Digital”) to Digital’s current management team led by Jamie Khurshid subject to approval of the Company’s Board of Directors and shareholders and subject to compliance with all federal, state and Nasdaq rules. The Lender provided an additional $50,000 following the initial closing, with such funds was disbursed as agreed between the Company and the Lender.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS (continued)

Senior Unsecured Promissory Note – June 2024 (continued)

In order to induce the Lender to provide the loan contemplated pursuant to the Note, Emil Assentato entered into a Voting Agreement with the Company and the Lender agreeing to vote his shares in support of any transaction provided by the Lender. The Company and the Lender have agreed that 100% of all loan balances including loans payable to Emil Assentato by the Company will be recorded on the books of the Company as a bona fide debt of the Company, of which 30% of such debt will be paid within nine (9) months of the June 2024 Effective Date and the balance to be repaid within twenty-four (24) months of the June 2024 Effective Date.

Senior Unsecured Promissory Note – August 2024

On August 1, 2024 (the “August 2024 Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “Note”) in the principal amount of $515,500 to East Asia Technology Investments Limited (the “Lender”) in consideration of cash proceeds in the amount of $412,075. The Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under the Note, the Company issued the Lender a Stock Purchase Warrant (“Warrant”) to acquire 1,400,000 shares of common stock at a per share price of $0.25 for a term of five years that may be exercised on a cash or cashless basis. The Lender shall have the right to convert the principal and interest payable under the Note into shares of common stock of the Company at a per share conversion price of $0.25.

Common Shares Issued for Settlement of Accrued Professional Fees

In July 2024, the Company issued 500,000 shares of its common stock to settle accrued and unpaid professional fees.

Common Shares Issued for Services

In July 2024, the Company issued 300,000 shares of its common stock for services rendered and to be rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report.

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

DigiClear

Through DigiClear, we plan to develop technology that offers a custody and settlement utility operating system aiming to deliver value and a high-functioning automated post-trade solution. DigiClear aims to provide clients with the means to transfer underlying assets to alternative custodians at any time. We intend for DigiClear to use hardware security modules to offer technology that can secure client assets to block any unwanted modification of client settlement instructions or transfers. We expect that the transfer process that DigiClear’s technology will offer will be fully automated, monitored and can be processed within milliseconds. We are uncertain as to when we will be able to offer these products and intend to evaluate potential strategic opportunities for DigiClear which may include the sale of the assets or a joint venture, of which there is no guarantee. Our competitors in this product category are banks and other financial institutions and smaller financial technology companies, and we intend to compete by offering faster and more reliable products using more advanced technology. Assuming we offer DigiClear products and services once commercially developed these will be distributed through our website.

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

In addition, on May 24, 2016, in order to appropriately service TCM, Nukkleus Limited entered into a General Service Agreement with FXDIRECT, which provides that Nukkleus Limited will pay FXDIRECT a minimum of $1,975,000 per month in consideration of providing personnel engaged in operational and technical support, marketing, sales support, accounting, risk monitoring, documentation processing and customer care and support. FXDIRECT may terminate this agreement upon providing 90 days’ written notice. On October 17, 2017, Nukkleus Limited entered into an amendment of the General Service Agreement with FXDIRECT. Pursuant to the amendment, which was effective as of October 1, 2017, the minimum amount payable by Nukkleus Limited to FXDIRECT for services was reduced from $1,975,000 per month to $1,575,000 per month. Currency Mountain Holdings LLC is the sole shareholder of FXDIRECT. Max Q is the majority shareholder of Currency Mountain Holdings LLC. Due to non-payment by TCM under the GSA, the Company has advised TCM that the GSA has been terminated effective January 1, 2024. The Company has historically generated substantially most of its revenue through the services rendered under the GSA. The Company is repositioning its focus on digital assets as the services generated under the GSA with TCM generated limited net income.

Financial Services Segment’s Key Performance Indicators (KPI)

The key performance indicators outlined below are our financial services segment’s metrics that provide management with the most immediate understanding of the drivers of business performance and tracking of financial targets.

	Three Months Ended March 31,		Six Months Ended March 31,
Performance Indicator	2024	2023	2024	2023
Trading volume	$33,074,974	$288,802,729	$102,458,858	$430,670,151
Financial services revenue	$259,757	$833,944	$702,148	$1,410,332
Financial services profit (loss)	$196,561	$72,962	$505,261	$(56,911)
Average cost per trade	$163	$588	$234	$672
Average trade	85,465	223,186	121,975	197,374
Number of trades	387	1,294	840	2,182
Clients active	45	70	66	127
Clients removed	5	1	8	7
Gross trading margin	0.8%	0.3%	0.7%	0.3%
Gross margin	75.7%	8.7%	72.0%	(4.0)%

Trading volume is measured by number of trades and represents aggregate notional value of all trades.

Financial services revenue represents the top-line revenue generated from trades, before considering the costs associated with the generation of financial services revenue.

Financial services income (loss) is measured as financial services revenue, less costs incurred associated with delivery of our services. For the three and six months ended March 31, 2023, cost of financial services includes amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

In September 2023, we assessed our intangible assets which were solely related to the Match acquisition (which consisted of license and banking infrastructure) for any impairment and concluded that there were indicators of impairment as of September 30, 2023. We calculated that the estimated undiscounted cash flows related to our intangible assets were less than their carrying amounts. We have not been able to realize the financial projections provided by Match at the time of the intangible assets purchase and have decided to impair the intangible assets to zero. Therefore, for the three and six months ended March 31, 2024, cost of financial services only includes introducing broker fees, banking, and trading fees incurred associated with delivery of our services. We had a financial services income for the six months ended March 31, 2024 as compared to financial services loss for the six months ended March 31, 2023.

Average cost per trade is driven by financial services costs. Our average cost per trade decreased measurably as costs decreased.

Active clients for the three months ended March 31, 2024 and 2023 was 45 and 70, respectively. Active clients for the six months ended March 31, 2024 and 2023 was 66 and 127, respectively.

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

Significant estimates during the three and six months ended March 31, 2024 and 2023 include the allowance for doubtful accounts, the useful life of intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and associated valuation allowances, the valuation of stock-based compensation, and the fair value of customer digital currency assets and liabilities.

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

Results of Operations

Summary of Key Results

For the Three and Six Months Ended March 31, 2024 Versus the Three and Six Months Ended March 31, 2023

Revenues

For the three months ended March 31, 2024, we had revenue from general support services rendered to TCM under a GSA of $0, as compared to $4,800,000 for the three months ended March 31, 2023, a decrease of $4,800,000, or 100.0%. For the six months ended March 31, 2024, we had revenue from general support services rendered to TCM under a GSA of $4,800,000, as compared to $9,600,000 for the six months ended March 31, 2023, a decrease of $4,800,000, or 50.0%. Due to non-payment by TCM under the GSA, the Company had advised TCM that the GSA has been terminated effective January 1, 2024. The Company has historically generated substantially most of its revenue through the services rendered under the GSA to TCM, the sole customer in our general support services segment. We did not have any other customers in the three months ended March 31, 2024. We do not expect any revenue from general support services until we are successful in retaining other customers.

For the three months ended March 31, 2024, we had revenue from financial services of $259,757, as compared to $833,944 for the three months ended March 31, 2023, a decrease of $574,187, or 68.9%. For the six months ended March 31, 2024, we had revenue from financial services of $702,148, as compared to $1,410,332 for the six months ended March 31, 2023, a decrease of $708,184, or 50.2%. The decrease was primarily attributable to the closure of our primary USD Banking rails when Signature and Silvergate closed in March 2023. We expect that our revenue from financial services will remain at its current quarterly level with minimal increase in the near future.

Costs of Revenues

For the three months ended March 31, 2024, our cost of general support services, which represented amount incurred for services rendered by FXDIRECT under a GSA, amounted to $0, as compared to $4,725,000 for the three months ended March 31, 2023, a decrease of $4,725,000, or 100.0%. For the six months ended March 31, 2024, our cost of general support services, which represented amount incurred for services rendered by FXDIRECT under a GSA, amounted to $4,650,000, as compared to $9,450,000 for the six months ended March 31, 2023, a decrease of $4,800,000, or 50.8%. The decrease was attributable to the decrease in our revenue from general support services, and, effective May 1, 2023, the amount payable by us to FXDIRECT for services under a GSA was reduced from $1,575,000 per month to $1,550,000 per month.

For the three and six months ended March 31, 2023, cost of financial services includes amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

In September 2023, we assessed our intangible assets which were solely related to the Match acquisition (which consisted of license and banking infrastructure) for any impairment and concluded that there were indicators of impairment as of September 30, 2023. We calculated that the estimated undiscounted cash flows related to our intangible assets were less than their carrying amounts. We have not been able to realize the financial projections provided by Match at the time of the intangible assets purchase and have decided to impair the intangible assets to zero. Therefore, for the three and six months ended March 31, 2024, cost of financial services only includes introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

For the three months ended March 31, 2024, cost of financial services amounted to $63,196, as compared to $760,982 for the three months ended March 31, 2023, a decrease of $697,786, or 91.7%. For the six months ended March 31, 2024, cost of financial services amounted to $196,887, as compared to $1,467,243 for the six months ended March 31, 2023, a decrease of $1,270,356, or 86.6%. The significant decrease was primarily attributable to decreased amount of amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition in the three and six months ended March 31, 2024.

Gross Profit (Loss)

Our gross profit from general support services for the three months ended March 31, 2024 was $0, as compared to $75,000 for the three months ended March 31, 2023, a decrease of $75,000, or 100.0%. Our gross profit from general support services for both the six months ended March 31, 2024 and 2023 was $150,000. Gross margin increased to 3.1% for the six months ended March 31, 2024 from 1.6% for the six months ended March 31, 2023. The increase in our gross margin for the general support services segment for the six months ended March 31, 2024 as compared to the corresponding period of 2023 was attributed to the decrease in our cost of general support services as described above.

Gross profit from financial services for the three months ended March 31, 2024 was $196,561, as compared to $72,962 for the three months ended March 31, 2023, an increase of $123,599, or 169.4%. Gross margin increased to 75.7% for the three months ended March 31, 2024 from 8.7% for the three months ended March 31, 2023. Gross profit from financial services for the six months ended March 31, 2024 was $505,261, as compared to gross loss of $56,911 for the six months ended March 31, 2023, a decrease of $562,172, or 987.8%. Gross margin increased to 72.0% for the six months ended March 31, 2024 from (4.0)% for the six months ended March 31, 2023. The increase in our gross margin for the financial services segment for the three and six months ended March 31, 2024 as compared to the comparable periods of 2023 was primarily attributed to the decrease in cost for financial services driven by decreased amount of amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition. We expect that our gross margin for the financial services segment will remain in its current quarterly level with minimal increase in the near future.

Operating Expenses

Operating expenses consisted of advertising and marketing, professional fees, compensation and related benefits, bad debt expense, and other general and administrative expenses.

Advertising and marketing

For the three months ended March 31, 2024, advertising and marketing expense increased by $20,273, or 6,872.2%, as compared to the three months ended March 31, 2023. The increase was primarily attributable to our increased advertising and marketing activities in the three months ended March 31, 2024. For the six months ended March 31, 2024, advertising and marketing expense decreased by $7,831, or 15.8%, as compared to the six months ended March 31, 2023. The decrease was primarily attributable to our decreased advertising and marketing activities in the six months ended March 31, 2024. We expect that our advertising and marketing expense will remain in its current quarterly level with minimal increase in the near future.

Professional fees

Professional fees primarily consisted of audit fees, legal service fees, advisory fees, and consulting fees. For the three months ended March 31, 2024, professional fees increased by $1,472,071, or 259.9%, as compared to the three months ended March 31, 2023. The increase was primarily attributable to a significant increase in advisory service fees of approximately $1,348,000 due to common stock granted to advisor of $750,000 and the increase of approximately $598,000 mainly driven by increased advisory service providers, and an increase in legal service fee of approximately $276,000 resulting from the increase in legal service providers, offset by a decrease in consulting fees of approximately $155,000 mainly due to the decrease in consulting service providers. For the six months ended March 31, 2024, professional fees increased by $3,657,078, or 294.1%, as compared to the six months ended March 31, 2023. The increase was primarily attributable to a significant increase in advisory service fees of approximately $3,641,000 due to common stock granted to advisors of approximately $2,766,000 and the increase of approximately $875,000 mainly driven by increased advisory service providers, and an increase in other miscellaneous items of approximately $16,000. We expect that our professional fees will decrease in the near future.

Compensation and related benefits

For the three months ended March 31, 2024, our compensation and related benefits increased by $72,316, or 36.6%, as compared to the three months ended March 31, 2023. For the six months ended March 31, 2024, our compensation and related benefits increased by $165,892, or 46.4%, as compared to the six months ended March 31, 2023. The increase was mainly attributable to increased management in our financial services segment. We expect that our compensation and related benefits will remain in its current quarterly level with minimal increase in the near future.

Bad debt expense

For the three months ended March 31, 2024 and 2023, our did not record any allowance for doubtful account. For the six months ended March 31, 2024, our had bad debt expense of $6,145,942. In December 2023, due to non-payment by TCM under the GSA, we had advised TCM that the GSA has been terminated effective January 1, 2024. We made an allowance for doubtful account for the related party’s receivable in the amount of $6,145,942 in December 2023. We did not record any allowance for doubtful account for the six months ended March 31, 2023.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of rent, filing fees, amortization of intangible assets, travel and entertainment, and other miscellaneous items.

For the three months ended March 31, 2024, total other general and administrative expenses increased by $97,424, or 51.2%, as compared to the three months ended March 31, 2023. The increase was mainly due to an increase in filing fees of approximately $191,000 resulting from our merger completed in December 2023, offset by a decrease in amortization of intangible assets of approximately $63,000 since we impaired our intangible assets acquired on Match acquisition in September 2023, and a decrease in other miscellaneous items of approximately $31,000 driven by our efforts at stricter controls on corporate expenditure. For the six months ended March 31, 2024, total other general and administrative expenses increased by $25,310,, or 6.6%, as compared to the six months ended March 31, 2023. The increase was mainly due to an increase in filing fees of approximately $244,000 resulting from our merger completed in December 2023, offset by a decrease in amortization of intangible assets of approximately $126,000 since we impaired our intangible assets acquired on Match acquisition in September 2023, and a decrease in other miscellaneous items of approximately $93,000 driven by our efforts at stricter controls on corporate expenditure. We expect that other general and administrative expenses will remain in its current quarterly level with minimal decrease in the near future.

Other (Expense) Income

Other (expense) income includes related parties’ interest expense and other miscellaneous income.

Other expense, net, totaled $9,568 for the three months ended March 31, 2024, as compared to other income, net, of $715 for the three months ended March 31, 2023, a decrease of $10,283, or 1,438.2%, which was mainly attributable to an increase in related parties’ interest expense of approximately $10,000.

Other income, net, totaled $9,566 for the six months ended March 31, 2024, as compared to $3,288 for the six months ended March 31, 2023, an increase of $6,278, or 190.9%, which was attributable to an increase in other miscellaneous income of approximately $24,000, offset by an increase in related parties’ interest expense of approximately $18,000.

Net Loss

As a result of the factors described above, our net loss was $2,429,417, or $0.17 per share (basic and diluted), for the three months ended March 31, 2024, as compared to $805,649, or $0.08 per share (basic and diluted), for the three months ended March 31, 2023, an increase of $1,623,768 or 201.5%.

As a result of the factors described above, our net loss was $11,357,512, or $0.92 per share (basic and diluted), for the six months ended March 31, 2024, as compared to $1,939,571, or $0.19 per share (basic and diluted), for the six months ended March 31, 2023, an increase of $9,417,941 or 485.6%.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar, the functional currency of Match Financial Limited and its subsidiary, Digital RFQ, is the British Pound (“GBP”), the functional currency of Digital RFQ’s subsidiary, DRFQ Europe UAB, is Euro, and the functional currency of Digital RFQ’s subsidiary, DRFQ Pay North America, is CAD. The financial statements of our subsidiaries whose functional currency is the GBP or Euro or CAD are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $26,582 and a foreign currency translation loss of $2,721 for the three months ended March 31, 2024 and 2023, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $36,731 and $30,704 for the six months ended March 31, 2024 and 2023, respectively. This non-cash gain/loss had the effect of decreasing/increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $2,402,835 and $808,370 for the three months ended March 31, 2024 and 2023, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $11,394,243 and $1,970,275 for the six months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2024 and September 30, 2023, we had cash of approximately $306,000 and $19,000, respectively, exclusive of customer custodial cash. We had working capital deficit of approximately $10,984,000 as of March 31, 2024. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. As described below, we have raised additional capital through the sale of equity and debt and we plan to raise additional capital in the future through the sale of equity or debt to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if at all.

The following table sets forth a summary of changes in our working capital deficit from September 30, 2023 to March 31, 2024:

	March 31,	September 30,	Changes in
	2024	2023	Amount	Percentage
Working capital deficit:
Total current assets	$808,253	$2,928,408	$(2,120,155)	(72.4)%
Total current liabilities	11,791,803	9,123,465	2,668,338	29.2%
Working capital deficit	$(10,983,550)	$(6,195,057)	$(4,788,493)	77.3%

Our working capital deficit increased by $4,788,493 to $10,983,550 at March 31, 2024 from $6,195,057 at September 30, 2023. The increase in working capital deficit was primarily attributable to a decrease in customer custodial cash of approximately $327,000 due to the decrease in cash maintained in our bank accounts held for the benefit of our customers, a significant decrease in due from affiliates of approximately $1,989,000 which was primarily attributable to our receivable from TCM was written off after exhaustive efforts at collection in the six months ended March 31, 2024, a decrease in note receivable – related parties, net, of approximately $128,000 driven by repayments received from note receivable – related parties in the six months ended March 31, 2024, an increase in accounts payable of approximately $172,000, an increase in due to affiliates of approximately $1,176,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the six months ended March 31, 2024, an increase in short-term loan payable – related parties of approximately $732,000 resulting from issuance of loans to related parties to fund our working capital needs, and an increase in accrued professional fees of approximately $1,089,000 mainly due to the increase in professional services providers, offset by an increase in cash of approximately $286,000, and a decrease in customer custodial cash liabilities of approximately $561,000 resulting from fulfillment of our direct obligations to our customers.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flow for the Six Months Ended March 31, 2024 Compared to the Six Months Ended March 31, 2023

The following summarizes the key components of our cash flows for the six months ended March 31, 2024 and 2023:

	Six Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(1,878,608)	$(1,882,501)
Net cash provided by (used in) investing activities	131,492	(195,395)
Net cash provided by financing activities	1,666,098	-
Effect of exchange rate on cash	40,419	180,425
Net decrease in cash	$(40,599)	$(1,897,471)

Net cash flow used in operating activities for the six months ended March 31, 2024 was $1,878,608, which primarily reflected our consolidated net loss of approximately $11,358,000, and the changes in operating assets and liabilities, primarily consisting of a significant increase in due from affiliates of approximately $4,149,000 due to the payments made to our affiliates and monies that we paid on behalf of our affiliates in the six months ended March 31, 2024, and a decrease in customer custodial cash liabilities of approximately $608,000 driven by fulfillment of our direct obligations to our customers in the six months ended March 31, 2024, offset by an increase in accounts payable of approximately $166,000, a significant increase in due to affiliates of approximately $3,887,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the six months ended March 31, 2024, and an increase in accrued professional fees of approximately $1,089,000 mainly due to the increase in professional services providers, and the non-cash items adjustment primarily consisting of stock-based compensation and service expense of approximately $2,915,000, and provision for bad debt of approximately $6,146,000.

Net cash flow used in operating activities for the six months ended March 31, 2023 was $1,882,501, which primarily reflected our consolidated net loss of approximately $1,940,000, and the changes in operating assets and liabilities, primarily consisting of an increase in customer digital currency assets of approximately $114,000 due to the increase in customer digital currency controlled by us in the six months ended March 31, 2023, a decrease in customer custodial cash liabilities of approximately $1,935,000 driven by fulfillment of our direct obligations to our customers in the six months ended March 31, 2023, and a decrease in accrued liabilities and other payables of approximately $216,000 mainly due to the decrease in unearned revenue of approximately $203,000, offset by a decrease in due from affiliates of approximately $677,000 resulting from the payments received from our affiliates in the six months ended March 31, 2023, an increase in customer digital currency liabilities of approximately $114,000 due to the increase in customer digital currency controlled by us in the six months ended March 31, 2023, and an increase in accrued payroll liability and directors’ compensation of approximately $97,000, and the non-cash items adjustment primarily consisting of amortization of intangible assets of approximately $1,186,000, and stock-based compensation and service expense of approximately $222,000.

Net cash flow provided by investing activities was $131,492 for the six months ended March 31, 2024 as compared to net cash flow used in investing activities of $195,395 for the six months ended March 31, 2023. During the six months ended March 31, 2024, we received proceeds from note receivable – related parties of approximately $131,000. During the six months ended March 31, 2023, we made payment for investment in note receivable of approximately $154,000 and payment for purchase of intangible asset of approximately $41,000.

Net cash flow provided by financing activities was $1,666,098 for the six months ended March 31, 2024. During the six months ended March 31, 2024, we received cash in reverse recapitalization of approximately $150,000 and received proceeds from loans payable from third party and related party of approximately $1,699,000, offset by repayments made for loans payable to third party and related party of approximately $183,000.

There was no financing activity during the six months ended March 31, 2023.

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

Foreign Currency Exchange Rate Risk

A portion of our operations are in United Kingdom. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between GBP and US dollars. For the three months ended March 31, 2024 and 2023, we had an unrealized foreign currency translation gain of approximately $27,000 and an unrealized foreign currency translation loss of approximately $3,000, respectively, because of changes in the exchange rates. For the six months ended March 31, 2024 and 2023, we had an unrealized foreign currency translation loss of approximately $37,000 and $31,000, respectively, because of changes in the exchange rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2024, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management regularly assesses controls and did so most recently for our financial reporting as of March 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on July 12, 2024, that have not yet been remediated. Management’s plan to remediate these material weaknesses is described in detail in such Annual Report on Form 10-K for the year ended September 30, 2023.

In light of the material weakness, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements for the quarter ended March 31, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our condensed consolidated financial statements for the quarter ended March 31, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

General Services Agreement

The Company, through its wholly owned subsidiary, provides software and technology solutions for the worldwide retail foreign exchange trading industry. The Company’s primary customer is Triton Capital Markets Ltd. (“TCM”) (formerly known as FXDD Malta Limited). Emil Assentato, the former CEO, a former director of the Company and a shareholder of the Company, is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of TCM. In order to define the services rendered to TCM, Nukkleus Limited, a wholly-owned subsidiary of the Company, entered into a General Services Agreement (“GSA”) with TCM in May 2016. The GSA provides that TCM will pay Nukkleus Limited a minimum of $1,600,000 per month. Due to non-payment by TCM under the GSA, the Company has advised TCM that the GSA has been terminated effective January 1, 2024. The Company has historically generated substantially most of its revenue through the services rendered under the GSA.

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

Pursuant to the Settlement Agreement, during the period from on May 31, 2024 through July 22, 2024, the Company issued 1,889,550700,000 shares of its common stock.

Senior Unsecured Promissory Note – June 2024

On June 11, 2024 (the “June 2024 Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “Note”) in the principal amount of $312,500 to X Group Fund of Funds, a Michigan limited partnership (the “Lender”) in consideration of cash proceeds in the amount of $250,000. The Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under the Note, the Company issued the Lender a Stock Purchase Warrant (“Warrant”) to acquire 1,200,000 shares of common stock at a per share price of $0.25 for a term of five years that may be exercised on a cash or cashless basis. The Lender shall have the right to convert the principal and interest payable under the Note into shares of common stock of the Company at a per share conversion price of $0.25.

The Company and the Lender also entered into a Restructuring Agreement providing that, among other items, the Lender, in its sole discretion, will have the right for a period for six months from the June 2024 Effective Date (the “Investment Period”), to lend the Company an additional $500,000 in consideration of a convertible promissory note that will have a term of two years, bear interest at 12% and will convert into shares of common stock at a per share price of $0.25. During the Investment Period, the Company may not incur additional debt or enter into any equity financing arrangement without the written consent of the Lender. The Company has agreed, in its good faith, to negotiate the sale of its wholly owned subsidiary, Digital RFQ Ltd. (“Digital”) to Digital’s current management team led by Jamie Khurshid subject to approval of the Company’s Board of Directors and shareholders and subject to compliance with all federal, state and Nasdaq rules. The Lender provided an additional $50,000 following the initial closing, with such funds was disbursed as agreed between the Company and the Lender.

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

In order to induce the Lender to provide the loan contemplated pursuant to the Note, Emil Assentato entered into a Voting Agreement with the Company and the Lender agreeing to vote his shares in support of any transaction provided by the Lender. The Company and the Lender have agreed that 100% of all loan balances including loans payable to Emil Assentato by the Company will be recorded on the books of the Company as a bona fide debt of the Company, of which 30% of such debt will be paid within nine (9) months of the June 2024 Effective Date and the balance to be repaid within twenty-four (24) months of the June 2024 Effective Date.

Senior Unsecured Promissory Note – August 2024

On August 1, 2024 (the “August 2024 Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “Note”) in the principal amount of $515,500 to East Asia Technology Investments Limited (the “Lender”) in consideration of cash proceeds in the amount of $412,075. The Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under the Note, the Company issued the Lender a Stock Purchase Warrant (“Warrant”) to acquire 1,400,000 shares of common stock at a per share price of $0.25 for a term of five years that may be exercised on a cash or cashless basis. The Lender shall have the right to convert the principal and interest payable under the Note into shares of common stock of the Company at a per share conversion price of $0.25.

Common Shares Issued for Settlement of Accrued Professional Fees

In July 2024, the Company issued 500,000 shares of its common stock to settle accrued and unpaid professional fees.

Common Shares Issued for Services

In July 2024, the Company issued 300,000 shares of its common stock for services rendered and to be rendered.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	Exhibits	Filing Date
2.1#	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.1	June 26, 2023
2.2#	First Amendment to Amended and Restated Agreement and Plan of Merger dated as of November 1, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.2	November 2, 2023
3.1	Amended and Restated Certificate of Incorporation of Nukkleus Inc. (f/k/a Brilliant Acquisition Corp.)	Form 8-K	3.2	January 2, 2024
3.2	Bylaws of Nukkleus Inc.	Form 8-K	3.3	January 2, 2024
4.1	Senior Unsecured Promissory Note dated June 11, 2024 issued to X Group Fund of Funds	Form 8-K	4.1	June 17, 2024
4.2	Common Stock Purchase Warrant issued to X Group Fund of Funds	Form 8-K	4.2	June 17, 2024
4.3	Senior Unsecured Promissory Note dated August 1, 2024 issued to East Asia Technology Investments Limited	Form 8-K	4.1	August 5, 2024
4.4	Common Stock Purchase Warrant issued to East Asia Technology Investments Limited	Form 8-K	4.2	August 5, 2024
10.1*	Nukkleus 2023 Incentive Award Plan.	Form 8-K	10.1	January 2, 2024
10.2	Form of Registration Rights Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.3	June 26, 2023
10.3	Form of Lock-Up Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.2	June 26, 2023
10.4	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016	Form 10-K	10.4	July 12, 2024
10.5	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016	Form 10-K	10.5	July 12, 2024
10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited	Form 10-K	10.6	July 12, 2024
10.7	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited	Form 10-K	10.7	July 12, 2024
10.8	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited	Form 10-K	10.8	July 12, 2024
10.9	Settlement Agreement and Stipulation dated May 28, 2024 by and between Nukkleus Inc. and Silverback Capital Corporation	Form 8-K	10.1	June 4, 2024
10.10	Restructuring Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.1	June 17, 2024
10.11	Voting Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.2	June 17, 2024
21.1	List of Subsidiaries	Form 10-K	21.1	July 12, 2024
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contract or compensatory plan or arrangement.
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

NUKKLEUS INC.

Dated: August 14, 2024	By:	/s/ Jamal (Jamie) Khurshid
Jamal (Jamie) Khurshid
Chief Executive Officer (Principal Executive Officer), and Principal Financial and Accounting Officer and Director