Form 10-Q
period 2024-06-30
Nukkleus Inc.
filed 2024-09-11
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 27, 2024
Common Stock, $0.0001 par value per share	16,791,964 shares

NUKKLEUS INC.

FORM 10-Q

June 30, 2024

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,138	$19,318
Customer custodial cash	532,634	672,501
Customer digital currency assets	7,635	-
Digital assets	5,906	1,973
Due from affiliates	18,503	2,039,274
Note receivable - related parties, net	-	162,820
Other current assets	135,631	32,522
TOTAL CURRENT ASSETS	706,447	2,928,408

NON-CURRENT ASSETS:
Cost method investment	391,217	391,217
Intangible assets, net	22,461	33,000
TOTAL NON-CURRENT ASSETS	413,678	424,217

TOTAL ASSETS	$1,120,125	$3,352,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$343,542	$138,666
Customer custodial cash liabilities	882,578	1,443,011
Customer digital currency liabilities	7,635	-
Convertible promissory note payable, net	29,514	-
Promissory note payable, net	43,997	-
Due to affiliates	7,944,189	6,808,749
Loan payable - related parties	681,059	-
Accrued payroll liability and directors’ compensation	551,870	402,241
Accrued professional fees	1,445,431	160,926
Accrued liabilities and other payables	197,307	169,872
TOTAL CURRENT LIABILITIES	12,127,122	9,123,465

NON-CURRENT LIABILITIES:
Loan payable - related parties	1,192,500	420,619
Interest payable - related parties	30,633	1,771
TOTAL NON-CURRENT LIABILITIES	1,223,133	422,390

TOTAL LIABILITIES	13,350,255	9,545,855

COMMITMENTS AND CONTINGENCIES - (Note 14)

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at June 30, 2024 and September 30, 2023)	-	-
Common stock ($0.0001 par value; 40,000,000 shares authorized; 14,802,414 and 10,074,657 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively)	1,480	1,007
Additional paid-in capital	36,764,869	25,543,048
Accumulated deficit	(48,986,099)	(31,769,244)
Accumulated other comprehensive (loss) income	(10,380)	31,959
TOTAL STOCKHOLDERS’ DEFICIT	(12,230,130)	(6,193,230)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,120,125	$3,352,625

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Revenue - general support services - related party	$-	$4,800,000	$4,800,000	$14,400,000
Revenue - financial services	175,214	412,056	877,362	1,822,388
Total revenues	175,214	5,212,056	5,677,362	16,222,388

COSTS OF REVENUES
Cost of revenue - general support services - related party	-	4,675,000	4,650,000	14,125,000
Cost of revenue - financial services	49,738	695,074	246,625	2,162,317
Total costs of revenues	49,738	5,370,074	4,896,625	16,287,317

GROSS PROFIT
Gross profit - general support services - related party	-	125,000	150,000	275,000
Gross profit (loss) - financial services	125,476	(283,018)	630,737	(339,929)
Total gross profit	125,476	(158,018)	780,737	(64,929)

OPERATING EXPENSES:
Advertising and marketing	2,355	1,670	43,941	51,087
Professional fees	1,109,315	571,761	6,009,832	1,815,200
Compensation and related benefits	219,589	233,569	743,273	591,361
Bad debt expense	-	-	6,145,942	-
Other general and administrative	185,864	247,783	596,474	633,083

Total operating expenses	1,517,123	1,054,783	13,539,462	3,090,731

LOSS FROM OPERATIONS	(1,391,647)	(1,212,801)	(12,758,725)	(3,155,660)

OTHER (EXPENSE) INCOME:
Interest expense - amortization of debt discount	(36,315)	-	(36,315)	-
Interest expense - other	(3,392)	-	(3,392)	-
Interest expense - related parties	(23,901)	-	(41,671)	-
Loss on debts settlement	(176,399)	-	(176,399)	-
Other income	15,413	3,057	42,749	6,345

Total other (expense) income, net	(224,594)	3,057	(215,028)	6,345

LOSS BEFORE INCOME TAXES	(1,616,241)	(1,209,744)	(12,973,753)	(3,149,315)

INCOME TAXES	-	-	-	-

NET LOSS	$(1,616,241)	$(1,209,744)	$(12,973,753)	$(3,149,315)

COMPREHENSIVE LOSS:
NET LOSS	$(1,616,241)	$(1,209,744)	$(12,973,753)	$(3,149,315)
OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(5,608)	(20,859)	(42,339)	(51,563)
COMPREHENSIVE LOSS	$(1,621,849)	$(1,230,603)	$(13,016,092)	$(3,200,878)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.11)	$(0.12)	$(1.00)	$(0.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	14,340,876	10,074,657	12,971,216	10,074,657

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended June 30, 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance as of October 1, 2023	-	$-	10,074,657	$1,007	$25,543,048	$(31,769,244)	$31,959	$(6,193,230)

Issuance of common stock for services	-	-	425,295	43	2,015,558	-	-	2,015,601

Conversion of related party debts into common stock	-	-	827,807	83	7,240,643	(4,243,102)	-	2,997,624

Issuance of common stock in connection with reverse recapitalization	-	-	2,571,953	257	149,904	-	-	150,161

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ended December 31, 2023	-	-	-	-	-	(8,928,095)	-	(8,928,095)

Foreign currency translation adjustment	-	-	-	-	-	-	(63,313)	(63,313)

Balance as of December 31, 2023	-	-	13,899,712	1,390	35,023,820	(44,940,441)	(31,354)	(9,946,585)

Issuance of common stock for services	-	-	202,702	20	749,980	-	-	750,000

Stock-based compensation	-	-	-	-	74,668	-	-	74,668

Net loss for the three months ended March 31, 2024	-	-	-	-	-	(2,429,417)	-	(2,429,417)

Foreign currency translation adjustment	-	-	-	-	-	-	26,582	26,582

Balance as of March 31, 2024	-	-	14,102,414	1,410	35,848,468	(47,369,858)	(4,772)	(11,524,752)

Allocated value of warrants related to issuance of convertible debt	-	-	-	-	237,509	-	-	237,509

Beneficial conversion feature related to convertible debt	-	-	-	-	62,491	-	-	62,491

Allocated value of warrants related to debt issuance	-	-	-	-	40,804	-	-	40,804

Issuance of common stock for debts settlement	-	-	700,000	70	500,930	-	-	501,000

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ended June 30, 2024	-	-	-	-	-	(1,616,241)	-	(1,616,241)

Foreign currency translation adjustment	-	-	-	-	-	-	(5,608)	(5,608)

Balance as of June 30, 2024	-	$-	14,802,414	$1,480	$36,764,869	$(48,986,099)	$(10,380)	$(12,230,130)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended June 30, 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of October 1, 2022	-	$-	10,074,657	$1,007	$25,172,170	$(14,340,816)	$58,219	$10,890,580

Stock-based compensation	-	-	-	-	146,876	-	-	146,876

Net loss for the three months ended December 31, 2022	-	-	-	-	-	(1,133,922)	-	(1,133,922)

Foreign currency translation adjustment	-	-	-	-	-	-	(27,983)	(27,983)

Balance as of December 31, 2022	-	-	10,074,657	1,007	25,319,046	(15,474,738)	30,236	9,875,551

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(805,649)	-	(805,649)

Foreign currency translation adjustment	-	-	-	-	-	-	(2,721)	(2,721)

Balance as of March 31, 2023	-	-	10,074,657	1,007	25,393,713	(16,280,387)	27,515	9,141,848

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ended June 30, 2023	-	-	-	-	-	(1,209,744)	-	(1,209,744)

Foreign currency translation adjustment	-	-	-	-	-	-	(20,859)	(20,859)

Balance as of June 30, 2023	-	$-	10,074,657	$1,007	$25,468,380	$(17,490,131)	$6,656	$7,985,912

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,973,753)	$(3,149,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	36,315	-
Amortization of intangible assets	10,364	1,778,675
Stock-based compensation and service expense	2,989,603	296,210
Loss on debts settlement	176,399
Provision for bad debt	6,145,942	-
Bad debt recovery	(4,942)	-
Unrealized foreign currency exchange gain	(2,895)	(441)
Impairment of digital assets	-	7,865
Changes in operating assets and liabilities:
Customer digital currency assets	(7,586)	270,421
Accounts receivable	(1,886)	(298)
Digital assets	(3,835)	71,062
Due from affiliates	(4,128,855)	648,073
Other current assets	(103,236)	(34,864)
Accounts payable	198,421	45,496
Customer custodial cash liabilities	(610,352)	(576,514)
Customer digital currency liabilities	7,586	(270,421)
Due to affiliates	3,845,945	506,149
Accrued payroll liability and directors’ compensation	147,906	126,450
Accrued professional fees	1,609,098	(111,362)
Accrued liabilities and other payables	50,644	(233,902)

NET CASH USED IN OPERATING ACTIVITIES	(2,619,117)	(626,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable	-	(154,150)
Purchase of intangible asset	-	(41,706)
Proceeds from note receivable – related parties	131,740	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	131,740	(195,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in reverse recapitalization	150,161	-
Proceeds from loan payable	50,000	-
Repayments of loan payable	(50,000)	-
Proceeds from loan payable - related parties	1,901,629	-
Repayments of loan payable - related parties	(132,967)	-
Proceeds from issuance of convertible debt and warrants	300,000	-
Proceeds from issuance of debt and warrants	78,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,296,823	-

EFFECT OF EXCHANGE RATE ON CASH	37,507	292,591

NET DECREASE IN CASH	(153,047)	(529,981)

Cash - beginning of period	691,819	2,384,417

Cash - end of period	$538,772	$1,854,436

Cash consisted of the following:
Cash	$6,138	$142,341
Customer custodial cash	532,634	1,712,095
Total cash	$538,772	$1,854,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,425	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party debts into common stock	$2,997,624	$-
Allocated value of warrants and beneficial conversion features related to convertible debt	$300,000	$-
Original Issuance Discount	$75,000	$-
Allocated value of warrants related to debt	$40,804	$-
Related party’s note receivable exchange for loan payable	$37,668	$-
Accrued liabilities settled in shares	$324,601	$-

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

In order to expand Match’s business into the Federal Republic of Nigeria, on June 28, 2024, Match acquired 255,000,000 ordinary shares of Match Financial Nigeria Limited (“Nigeria”) representing 51% of the issued and outstanding ordinary shares of Nigeria at no cost. Nigeria is a private limited company formed in the Federal Republic of Nigeria. There was no activity for Nigeria since its incorporation through June 30, 2024.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – THE COMPANY HISTORY AND NATURE OF THE BUSINESS (continued)

On October 20, 2021, the Company and the shareholders (the “Original Shareholders”) of Jacobi Asset Management Holdings Limited (“Jacobi”) entered into a Purchase and Sale Agreement (the “Jacobi Agreement”) pursuant to which the Company agreed to acquire 5.0% of the issued and outstanding ordinary shares of Jacobi in consideration of 548,767 shares of common stock of the Company (the “Jacobi Transaction”). On December 15, 2021, the Company, the Original Shareholders and the shareholders of Jacobi that were assigned their interest in Jacobi by the Original Shareholders (the “New Jacobi Shareholders”) entered into an Amendment to Stock Purchase Agreement agreeing that the Jacobi Transaction will be entered between the Company and the New Jacobi Shareholders. The Jacobi Transaction closed on December 15, 2021. Jacobi is a company focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin exchange-traded fund (“ETF”). Jamal Khurshid and Nicholas Gregory own, directly and indirectly, approximately 40% and 10% of Jacobi, respectively. Jamal Khurshid is the Company’s former chief executive officer and director and Nicholas Gregory is the Company’s director. The transactions contemplated by the Jacobi Agreement constituted a “related-party transaction” as defined in Item 404 of Regulation S-K because of Mr. Khurshid’s and Mr. Gregory’s position as beneficial owner of one or more Original Shareholders and New Jacobi Shareholders.

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

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2024 and September 30, 2023, the Company had cash of approximately $6,000 and $19,000, respectively, exclusive of customer custodial cash.

The condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company had a working capital deficit of approximately $11,421,000 at June 30, 2024 and incurred a net loss and generated negative cash flow from operating activities of approximately $12,974,000 and $2,619,000 for the nine months ended June 30, 2024, respectively. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Significant estimates during the three and nine months ended June 30, 2024 and 2023 include the allowance for doubtful accounts, the useful life of intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and associated valuation allowances, the valuation of stock-based compensation, the fair value of customer digital currency assets and liabilities, and assumptions used to determine fair value of warrants, beneficial conversion feature and embedded conversion features of convertible note payable.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

As of June 30, 2024 and September 30, 2023, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2024		September 30, 2023
United States	$1,773	28.9%	$7,675	39.7%
United Kingdom	4,087	66.6%	11,469	59.4%
Republic of Lithuania	104	1.7%	-	-
Malta	174	2.8%	174	0.9%
Total cash	$6,138	100.0%	$19,318	100.0%

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less when purchased and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2024 and September 30, 2023. Cash and cash equivalents excludes customer legal tender, which is reported separately as customer custodial cash in the accompanying condensed consolidated balance sheets. Refer to “customer custodial cash and customer custodial cash liabilities” below for further details.

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

The following table provides these assets and liabilities carried at fair value, measured as of June 30, 2024:

	Quoted Price in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	Balance at June 30,
	(Level 1)	(Level 2)	(Level 3)	2024
Customer digital currency assets	$-	$7,635	$-	$7,635
Customer digital currency liabilities	$-	$7,635	$-	$7,635

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

The Company maintains a portion of its cash in bank and financial institution deposits within U.S. that at times may exceed federally-insured limits of $250,000. The Company manages this credit risk by concentrating its cash balances, including customer custodial cash, in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The Company may also hold cash at digital asset trading platforms and performs a regular assessment of these digital asset trading platforms as part of its risk management process. The Company has not experienced any losses in such bank accounts and believes it is not exposed to any risks on its cash in bank accounts. At June 30, 2024, there were no balances in excess of the federally-insured limits.

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

Note receivable – related parties

Note receivable – related parties is presented net of an allowance for doubtful account. The Company maintains allowance for doubtful account for estimated loss. The Company reviews the note receivable – related parties on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balance. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a borrower’s historical payment history, its current credit-worthiness and current economic trend. Note receivable is written off after exhaustive efforts at collection. During the nine months ended June 30, 2024, accounts with the amount of approximately $657,000 were written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The writes-offs of note receivable – related parties against the allowance for doubtful accounts only impact the balance sheet accounts. At June 30, 2024 and September 30, 2023, the Company has established, based on a review of its outstanding balances, an allowance for doubtful account in the amounts of $0 and $637,072, respectively, for its note receivable – related parties.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other current assets

Other current assets primarily consist of prepaid directors and officers’ liability insurance premium, prepaid NASDAQ listing fee, security deposit, and accounts receivable. As of June 30, 2024 and September 30, 2023, other current assets amounted to $135,631 and $32,522, respectively.

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

As of June 30, 2024 and September 30, 2023, the carrying value of assets and liabilities recognized in the condensed consolidated balance sheets related to the Company’s interest in the non-consolidated VIE and the Company’s maximum exposure to loss relating to non-consolidated VIE were as follows:

	June 30, 2024	September 30, 2023
Cost method investment	$391,217	$391,217
Due from affiliates	-	95,274
Total VIE assets	$391,217	$486,491
Maximum exposure to loss	$391,217	$486,491

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

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disaggregation of revenues

The Company’s revenues stream detail are as follows:

Revenue Stream	Revenue Stream Detail
General support services	Providing software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party
Financial services	Providing payment services from one fiat currency to another or to digital assets

In the following table, revenues are disaggregated by segment for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue Stream	2024	2023	2024	2023
General support services	$-	$4,800,000	$4,800,000	$14,400,000
Financial services	175,214	412,056	877,362	1,822,388
Total revenues	$175,214	$5,212,056	$5,677,362	$16,222,388

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended June 30, 2024 and 2023 as there was no impairment indicator noted.

Beneficial conversion features and warrants

The Company evaluates the conversion feature of convertible debt instruments to determine whether the conversion feature was beneficial as described in ASC 470-30, Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital. The Company calculates the fair value of warrants with the convertible instruments using the Black-Scholes valuation model.

Under these guidelines, the Company first allocates the value of the proceeds received from a convertible debt transaction between the convertible debt instrument and any other detachable instruments included in the transaction (such as warrants) on a relative fair value basis. A BCF is then measured as the intrinsic value of the conversion option at the commitment date, representing the difference between the effective conversion price and the Company’s stock price on the commitment date multiplied by the number of shares into which the debt instrument is convertible. The allocated value of the BCF and warrants are recorded as a debt discount and accreted over the expected term of the convertible debt as interest expense. If the intrinsic value of the BCF is greater than the proceeds allocated to the convertible debt instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible debt instrument.

Advertising and marketing costs

All costs related to advertising and marketing are expensed as incurred. For the three months ended June 30, 2024 and 2023, advertising and marketing costs amounted to $2,355 and $1,670, respectively, which was included in operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended June 30, 2024 and 2023, advertising and marketing costs amounted to $43,941 and $51,087, respectively, which was included in operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Asset and liability accounts at June 30, 2024 and September 30, 2023 were translated at 0.7904 GBP and 0.8199 GBP to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at June 30, 2024 and September 30, 2023 were translated at 0.9329 EUR and 0.9446 EUR to $1.00, respectively, which were the exchange rates on the balance sheet dates. Asset and liability accounts at June 30, 2024 and September 30, 2023 were translated at 1.3694 CAD and 1.3591 CAD to $1.00, which was the exchange rate on the balance sheet date. Equity accounts were stated at their historical rates. The average translation rate applied to the statement of operations for the nine months ended June 30, 2024 and 2023 was 0.7955 GBP and 0.8249 GBP to $1.00, respectively. The average translation rate applied to the statement of operations for the nine months ended June 30, 2024 and 2023 was 0.9261 EUR and 0.9429 EUR to $1.00. The average translation rate applied to the statement of operations for the nine months ended June 30, 2024 and for the period from February 18, 2023 through June 30, 2023 was 1.3597 CAD and 1.3516 CAD to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended June 30, 2024 and 2023 consisted of net loss and unrealized loss from foreign currency translation adjustment.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three and nine months ended June 30, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method). Common stock equivalents are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	124,286	124,286	124,286	167,143
Warrants to purchase common stock	8,017,279	-	8,017,279	-
Potentially dilutive security	8,141,565	124,286	8,141,565	167,143

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

Recently issued accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 is not expected to have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements disclosures.

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

NOTE 4 – CUSTOMER ASSETS AND LIABILITIES

The Company includes customer funds in the condensed consolidated balance sheets as customer custodial cash and includes these cash deposits to be utilized for its contractual obligations to its customers as customer custodial cash liabilities in the condensed consolidated balance sheets. The following table presents customers’ cash and digital positions:

	June 30, 2024	September 30, 2023
Customer custodial cash	$532,634	$672,501
Customer digital currency assets	7,635	-
Total customer assets	$540,269	$672,501

Customer custodial cash liabilities	$882,578	$1,443,011
Customer digital currency liabilities	7,635	-
Total customer liabilities	$890,213	$1,443,011

The Company controls digital assets for its customers in digital wallets and digital token identifiers necessary to access digital assets on digital asset trading platforms. The Company maintains a record of all assets in digital wallets held on digital asset trading platforms as well as the private keys, which are maintained on behalf of customers. The Company records the assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the digital assets which it controls for its customers. Any loss or theft would impact the measurement of the customer digital currency assets. During the three and nine months ended June 30, 2024 and 2023, no losses have been incurred in connection with customer digital currency assets. The Company also controls the bank accounts holding the customer custodial cash, as reflected on the accompanying condensed consolidated balance sheets.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – CUSTOMER ASSETS AND LIABILITIES (continued)

The following table sets forth the fair market value of customer digital currency assets, as shown in the condensed consolidated balance sheets, as customer digital currency assets and customer digital currency liabilities, as of June 30, 2024 and September 30, 2023:

	June 30, 2024		September 30, 2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Stablecoin/USD Coin	$6,066	79.4%	$-	-
Ethereum	1,569	20.6%	-	-
Total customer digital currency assets	$7,635	100.0%	$-	-

NOTE 5 – DIGITAL ASSETS

The following table summarizes the Company’s digital asset holdings as of June 30, 2024:

Asset	Estimated Useful Life	Cost	Impairment	Digital Assets
Bitcoin	Indefinite	$1,523	$-	$1,523
Ethereum	Indefinite	732	-	732
Stablecoin/USD Coin	Indefinite	3,024	-	3,024
Other	Indefinite	627	-	627
Total		$5,906	$-	$5,906

The following table summarizes the Company’s digital asset holdings as of September 30, 2023:

Asset	Estimated Useful Life	Cost	Impairment	Digital Assets
Bitcoin	Indefinite	$894	$-	$894
Ethereum	Indefinite	709	-	709
Stablecoin/USD Coin	Indefinite	284	-	284
Other	Indefinite	86	-	86
Total		$1,973	$-	$1,973

The Company recorded impairment expense of $0 and $122 for the three months ended June 30, 2024 and 2023, respectively, which was included in other general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company recorded impairment expense of $0 and $7,865 for the nine months ended June 30, 2024 and 2023, respectively, which was included in other general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 6 – LOAN PAYABLE

In November 2023, the Company entered into a loan agreement with a third party. Pursuant to the loan agreement, the Company borrowed $50,000 from the third party. The loan bore a fixed interest rate of 0% per annum and was payable on demand.

In January 2024, this loan was repaid in full.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - CONVERTIBLE PROMISSORY NOTE PAYABLE, NET

June 11, 2024 convertible promissory note payable

On June 11, 2024 (the “Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “Note”) in the principal amount of $312,500 to X Group Fund of Funds (“X Group”), in consideration of cash proceeds in the amount of $250,000 after an original issue discount of $62,500. The Note bears interest of 12.0% per annum and is due and payable six months after issuance. In addition, the Company issued X Group a Stock Purchase Warrant (“Warrant”) to acquire 1,200,000 shares of common stock at a per share price of $0.25 for a term of five years that may be exercised on a cash or cashless basis. X Group shall have the right to convert the principal and interest payable under the Note into shares of common stock of the Company at a per share conversion price of $0.25.

The Company and X Group also entered into a Restructuring Agreement providing that, among other items, X Group, in its sole discretion, will have the right for a period for six months from the Effective Date (the “Investment Period”), to lend the Company an additional $500,000 in consideration of a convertible promissory note that will have a term of two years, bear interest at 12% and will convert into shares of common stock at a per share price of $0.25.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued to X Group are classified as equity in additional paid-in capital.

In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction.

The fair values of the warrants issued to the investor were computed using the Black-Scholes option-pricing model with the following assumptions: volatility of 182.23%, risk-free rate of 4.41%, annual dividend yield of 0% and expected life of 5 years.

The Company recorded a beneficial conversion feature of $12,491 based on the intrinsic value of the conversion option at June 11, 2024.

Therefore, the Company recorded a total debt discount of $312,500 related to the original issue discount, warrants issued to X Group, and beneficial conversion feature, which will be amortized over the term of the Note.

June 17, 2024 and June 18, 2024 convertible promissory note payable

On June 17, 2024, the Company issued an additional Note in the principal amount of $31,250 to X Group, in consideration of cash proceeds in the amount of $25,000 after an original issue discount of $6,250. The Note bears interest of 12.0% per annum and is due and payable six months after issuance. X Group shall have the right to convert the principal and interest payable under the Note into shares of common stock of the Company at a per share conversion price of $0.25. The Company recorded a beneficial conversion feature of $25,000 based on the intrinsic value of the conversion option at June 17, 2024.

On June 18, 2024, the Company issued an additional Note in the principal amount of $31,250 to X Group, in consideration of cash proceeds in the amount of $25,000 after an original issue discount of $6,250. The Note bears interest of 12.0% per annum and is due and payable six months after issuance. X Group shall have the right to convert the principal and interest payable under the Note into shares of common stock of the Company at a per share conversion price of $0.25. The Company recorded a beneficial conversion feature of $25,000 based on the intrinsic value of the conversion option at June 18, 2024.

Therefore, the Company recorded a total debt discount of $62,500 related to the original issue discounts and beneficial conversion features, which will be amortized over the term of the Note.

For the three and nine months ended June 30, 2024, amortization of debt discount and interest expense related to the Note amounted to $29,514 and $2,332, respectively, which have been included in interest expense — amortization of debt discount and interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - CONVERTIBLE PROMISSORY NOTE PAYABLE, NET (continued)

At June 30, 2024, convertible promissory note payable consisted of the following:

June 30, 2024
Principal amount	$375,000
Less: unamortized debt discount	(345,486)
Convertible promissory note payable, net	$29,514

NOTE 8 - PROMISSORY NOTE PAYABLE, NET

On April 30, 2024, the Company issued a promissory note (“April 2024 Loan”) in the principal amount of $78,000 to an investor in consideration of cash proceeds in the amount of $78,000. In addition to the April 2024 Loan, the investor also received a Stock Purchase Warrant (“April 2024 Warrant”) to acquire 116,279 shares of common stock. The April 2024 Warrant is exercisable for three years at an exercise price of $0.86. The April 2024 Loan bears interest of 8.0% per annum and is due and payable on April 30, 2025.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, the Company determined that the warrants issued to the investor are classified as equity in additional paid in-capital.

In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are accounted for as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction.

The fair values of the warrants issued to the investor were computed using the Black-Scholes option-pricing model with the following assumptions: volatility of 174.03%, risk-free rate of 4.87%, annual dividend yield of 0% and expected life of 3 years.

The warrants issued to the investor to purchase 116,279 shares of the Company’s common stock were treated as a discount on the promissory note payable and were valued at $40,804 and will be amortized over the term of the April 2024 Loan.

For the three and nine months ended June 30, 2024, amortization of debt discount and interest expense related to the April 2024 Loan amounted to $6,801 and $1,060, respectively, which have been included in interest expense — amortization of debt discount and interest expense — other on the accompanying condensed consolidated statements of operations and comprehensive loss.

At June 30, 2024, promissory note payable consisted of the following:

June 30, 2024
Principal amount	$78,000
Less: unamortized debt discount	(34,003)
Promissory note payable, net	$43,997

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2024 and September 30, 2023, accrued liabilities and other payables consisted of the following:

	June 30, 2024	September 30, 2023
Unearned revenue	$157,276	$151,617
Interest payable	3,392	-
Interest payable – related parties	10,942	-
Others	25,697	18,255
Total	$197,307	$169,872

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – SHARE CAPITAL

Common shares issued for services

During the nine months ended June 30, 2024, the Company issued a total of 627,997 shares of its common stock for services rendered. These shares were valued at $2,765,601, the fair market values on the grant dates using the reported closing share prices on the dates of grant, and the Company recorded stock-based compensation expense of $2,765,601 for the nine months ended June 30, 2024.

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

On December 19, 2023, the Company and Emil Assentato, the Company’s former chief executive officer and chairman, entered into a Debt Conversion Agreement pursuant to which the outstanding principal amount of $270,000 and unpaid interest of $563 were converted into 70,129 shares of common stock of the Company (see Note 11 - Loan payable – related parties and interest payable – related parties). The fair market value of the shares issued exceeded the total amount of the debt converted of $270,563 by $342,847 which was treated as a distribution transaction due to Mr. Assentato’s relationship with the Company.

Common shares issued pursuant to Settlement Agreement and Stipulation

On May 28, 2024, the Company entered into a Settlement Agreement and Stipulation (“Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, on May 31, 2024, the Company settled $324,601 debt owed by issuance of the Company’s 660,000 shares of common stock. The 660,000 shares issued had a fair value of $463,716, of which, $324,601 was recorded as a reduction of accrued liabilities and $139,115 of the excess fair value was recorded as loss on debts settlement.

Pursuant to the Settlement Agreement, the Company issued 40,000 shares of its common stock as a settlement fee. These shares were valued at $37,284, the fair market value on the grant date using the reported closing share price on the date of grant, and the Company recorded loss on debts settlement of $37,284.

Options

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2024:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2024	Weighted Average Exercise Price
$3.15 – 15.75	95,715	2.51	$4.44	64,286	$4.51
87.50	28,571	2.22	87.50	28,571	87.50
$3.15 – 87.50	124,286	2.44	$23.53	92,857	$30.05

Stock option activities for the nine months ended June 30, 2024 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2023	124,286	$23.53
Granted	-	-
Outstanding at June 30, 2024	124,286	$23.53
Options exercisable at June 30, 2024	92,857	$30.05
Options expected to vest	31,429	$4.30

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – SHARE CAPITAL (continued)

Options (continued)

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at June 30, 2024 was $0.

For the three months ended June 30, 2024 and 2023, stock-based compensation expense associated with stock options granted amounted to $74,667 and $74,667, respectively, which was recorded as professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the nine months ended June 30, 2024 and 2023, stock-based compensation expense associated with stock options granted amounted to $224,002 and $296,210, respectively, which was recorded as professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

A summary of the status of the Company’s nonvested stock options granted as of June 30, 2024 and changes during the nine months ended June 30, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price
Nonvested at September 30, 2023	34,286	$5.25
Vested	(2,857)	(15.75)
Nonvested at June 30, 2024	31,429	$4.30

Warrants

As a result of the Business Combination which was completed on December 22, 2023, 6,701,000 warrants of Brilliant were converted into 6,701,000 warrants of the Combined Company.

Stock warrant activities during the period from Closing Date to June 30, 2024 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at Closing Date	6,701,000	$11.50
Granted	1,316,279	0.30
Outstanding and exercisable at June 30, 2024	8,017,279	$9.66

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2024:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2024	Weighted Average Exercise Price
$11.50	6,701,000	4.49	$11.50	6,701,000	$11.50
0.25 – 0.86	1,316,279	4.76	0.30	1,316,279	0.30
0.25 – 11.50	8,017,279	4.54	$9.66	8,017,279	$9.66

The aggregate intrinsic value of stock warrants outstanding and stock warrants exercisable at June 30, 2024 was approximately $166,000.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

Services provided by related parties

From time to time, Oliver Worsley, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $15,130 and $14,942 for the three months ended June 30, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $38,969 and $40,005 for the nine months ended June 30, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

From time to time, Craig Vallis, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $27,230 and $26,017 for the three months ended June 30, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. As compensation for professional services provided, the Company recognized consulting expenses of $68,008 and $100,012 for the nine months ended June 30, 2024 and 2023, respectively, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss.

From time to time, Jamal Khurshid, the Company’s former chief executive officer and director, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $38,243 for the three and nine months ended June 30, 2024, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. Jamal Khurshid did not provide any consulting services to the Company for the three and nine months ended June 30, 2023.

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

During the three and nine months ended June 30, 2024 and 2023, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Service provided to:
TCM	$-	$4,800,000	$4,800,000	$14,400,000
	$-	$4,800,000	$4,800,000	$14,400,000

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Revenue from related party and cost of revenue from related party (continued)

During the three and nine months ended June 30, 2024 and 2023, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Service received from:
FXDIRECT	$-	$4,675,000	$4,650,000	$14,125,000
	$-	$4,675,000	$4,650,000	$14,125,000

During the three months ended June 30, 2024 and 2023, Digital RFQ earned revenue from related parties in the amount of $7,722 and $29,343, respectively, which was included in revenue – financial services on the accompanying condensed consolidated statements of operations and comprehensive loss.

During the nine months ended June 30, 2024 and 2023, Digital RFQ earned revenue from related parties in the amount of $69,050 and $107,859, respectively, which was included in revenue – financial services on the accompanying condensed consolidated statements of operations and comprehensive loss.

Due from affiliates

At June 30, 2024 and September 30, 2023, due from affiliates consisted of the following:

	June 30, 2024	September 30, 2023
Jacobi	$-	$95,274
FXDD Mauritius (1)	6,001	1,500
TCM	12,502	1,942,500
Total	$18,503	$2,039,274

(1)	FXDD Mauritius is controlled by Emil Assentato, the Company’s former chief executive officer and chairman.

The balances due from Jacobi, FXDD Mauritius, and TCM represent monies that the Company paid on behalf of Jacobi, FXDD Mauritius, and TCM. The balance due from TCM as of September 30, 2023 also included unsettled funds due related to the General Service Agreement.

Management believes that the affiliates’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from affiliates at June 30, 2024 and September 30, 2023.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Due to affiliates

At June 30, 2024 and September 30, 2023, due to affiliates consisted of the following:

	June 30, 2024	September 30, 2023
Forexware LLC (1)	$1,207,201	$1,211,778
FXDIRECT (2)	6,209,179	5,064,428
Currency Mountain Holdings Bermuda, Limited (“CMH”)	42,000	42,000
FXDD Trading (1)	411,585	396,793
Markets Direct Payments (1)	2,404	2,317
Match Fintech Limited (3)	48,920	91,433
Craig Vallis	4,005	-
Jamal Khurshid (4)	18,895	-
Total	$7,944,189	$6,808,749

(1)	Forexware LLC, FXDD Trading, and Markets Direct Payments are controlled by Emil Assentato, the Company’s former chief executive officer and chairman.
(2)	The partial outstanding amount of $2,727,061 due to FXDIRECT was converted into 757,678 shares of common stock of the Company in December 2023 (See Note 10 – Common shares issued for related party debts conversion).
(3)	Match Fintech Limited is controlled by affiliates of the Company.
(4)	Jamal Khurshid is the Company’s former chief executive officer and director.

The balances due to affiliates represent expenses paid by Forexware LLC, FXDIRECT, FXDD Trading, Markets Direct Payments, Match Fintech Limited, Craig Vallis, and Jamal Khurshid on behalf of the Company and advances from CMH. The balance due to FXDIRECT may also include unsettled funds due related to the General Service Agreement.

Amounts due to affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Customer digital currency assets and liabilities – related parties

At June 30, 2024 and September 30, 2023, related parties’ digital currency, which was controlled by Digital RFQ, amounted to $5,848 and $0, respectively, which was included in customer digital currency assets and liabilities on the accompanying condensed consolidated balance sheets.

Note receivable – related parties

Promissory note

The Company originated a note receivable to a shareholder in the principal amount of $35,000 on September 1, 2022. The note matured with respect to $17,500 on March 1, 2023 and with respect to $17,500 on September 1, 2023. The note bears a fixed interest rate of 5.0% per annum. The principal was funded with cash custodial money. In April 2024, the note was exchanged for loan payable – related parties.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

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

In the nine months ended June 30, 2024, activity recorded for the Line of Credit is summarized in the following table:

Outstanding principal under the Line of Credit at September 30, 2023	$127,820
Repayment of Line of Credit	(127,820)
Outstanding principal under the Line of Credit at June 30, 2024	$-

During the nine months ended June 30, 2024, accrued and unpaid interest related to the line of credit with the amount of approximately $10,000 was written off after exhaustive efforts at collection with a corresponding debit to the allowance for doubtful account. The writes-off of interest receivable against the allowance for doubtful accounts only impact the balance sheet accounts. At June 30, 2024 and September 30, 2023, the Company has established, based on a review of its outstanding interest receivable, an allowance for doubtful account in the amounts of $0 and $10,199, respectively, for the receivable.

Loan payable – related parties and interest payable – related parties

On July 19, 2023, Digital RFQ issued a promissory note (the “July 2023 Loan”) in the principal amount of $75,619 to Jamal Khurshid, the Company’s former chief executive officer and director, in consideration of cash proceeds in the amount of $75,619. The July 2023 Loan bore interest of 5.0% per annum and was due and payable on July 19, 2026. On November 24, 2023, Digital RFQ borrowed additional GBP 4,000 (approximately $5,000) from Jamal Khurshid. On November 27, 2023, all outstanding balances of principal and accrued interest related to the borrowings from Jamal Khurshid were repaid in full.

On August 15, 2023, Digital RFQ issued a promissory note (the “August 2023 Loan”) in the principal amount of $75,000 to Emil Assentato, the Company’s former chief executive officer and chairman, in consideration of cash proceeds in the amount of $75,000. The August 2023 Loan bears interest of 5.0% per annum and is due and payable on August 15, 2026. In January 2024, the Company repaid $50,000. As of June 30, 2024, the outstanding principal balance was $25,000.

On September 18, 2023, the Company issued a promissory note (the “September 2023 Loan”) in the principal amount of $270,000 to Emil Assentato, the Company’s former chief executive officer and chairman, in consideration of cash proceeds in the amount of $270,000. The September 2023 Loan bore interest of 5.0% per annum and was due and payable on September 18, 2026. In December 2023, the September 2023 Loan principal of $270,000 and related accrued interest of $563 were converted into 70,129 shares of common stock of the Company (See Note 10 – Common shares issued for related party debts conversion).

On March 6, 2024, Digital RFQ entered into a facility agreement with Craig Vallis, a shareholder of the Company, providing Digital RFQ with up to $500,000 loan. The facility allows Digital RFQ to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes. Loans drawn under the facility bear interest at a monthly rate of 4%. This loan will be repaid in according to these installments set out in the facility agreement with the last installment due on July 31, 2024. As of June 30, 2024, the outstanding principal balance was $405,676. As of the date of this report, this loan is still outstanding.

On March 12, 2024, Digital RFQ entered into a loan agreement with Oliver Worsley, a shareholder of the Company, providing Digital RFQ with up to GBP 395,000 (approximately $499,000) loan. The loan agreement allows Digital RFQ to request loans thereunder and to use the proceeds of such loans for working capital and operating expense purposes. Loans drawn under the loan agreement bear interest at an annual rate of 10%. This loan is unsecured and is due and payable on March 31, 2025. In April 2024, a portion of outstanding principal was exchanged for note receivable – related party. As of June 30, 2024, the outstanding principal balance was $275,383.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Loan payable – related parties and interest payable – related parties (continued)

During the nine months ended June 30, 2024, the Company issued a few promissory notes in the aggregate principal of $1,167,500 to Emil Assentato and Max Q, in consideration of cash proceeds in the amount of $1,167,500. These loans bear interest of 5.0% per annum and each individual loan will be due and payable three years from the date of issuance. As of June 30, 2024, the outstanding principal balance totaled $1,167,500.

For the three and nine months ended June 30, 2024, the interest expense related to related parties’ loans amounted to $23,901 and $41,671, respectively, and has been reflected as interest expense – related parties on the accompanying condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2024 and September 30, 2023, the related accrued and unpaid interest for related parties’ loans was $41,575 and $1,771, respectively, of which, $10,942 and $0 was included in accrued liabilities and other payables, and $30,633 and $1,771 was reflected as interest payable – related parties, respectively, on the accompanying condensed consolidated balance sheets.

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

NOTE 12 – CONCENTRATIONS

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Nine Months Ended June 30,
Customer	2024	2023	2024	2023
A – related party	*	92.1%	84.5%	88.8%
B	37.2%	*	*	*
C	10.1%	*	*	*

*	Less than 10%

Two related party customers, whose outstanding receivables accounted for 10% or more of the Company’s total outstanding accounts receivable and due from affiliates at June 30, 2024, accounted for 87.9% of the Company’s total outstanding accounts receivable and due from affiliates at June 30, 2024.

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023, accounted for 95.2% of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS (continued)

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Nine Months Ended June 30,
Supplier	2024	2023	2024	2023
A – related party	*	87.1%	95.0%	86.7%
B	48.9%	*	*	*
C	20.3%	*	*	*

*	Less than 10%

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at June 30, 2024, accounted for 70.8% of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at June 30, 2024.

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at September 30, 2023, accounted for 81.7% of the Company’s total outstanding accounts payable, accrued liabilities and other payables, and due to affiliates at September 30, 2023.

NOTE 13 – SEGMENT INFORMATION

For the three and nine months ended June 30, 2024 and 2023, the Company operated in two reportable business segments - (1) the general support services segment, in which we provide software, technology, customer sales and marketing and risk management technology hardware and software solutions package under a GSA to a related party; and (2) the financial services segment, in which we provide payment services from one fiat currency to another or to digital assets. The Company’s reportable segments are strategic business units that offer different services and products. They are managed separately based on the fundamental differences in their operations.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and nine months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues
General support services	$-	$4,800,000	$4,800,000	$14,400,000
Financial services	175,214	412,056	877,362	1,822,388
Total	175,214	5,212,056	5,677,362	16,222,388

Costs of revenues
General support services	-	4,675,000	4,650,000	14,125,000
Financial services	49,738	695,074	246,625	2,162,317
Total	49,738	5,370,074	4,896,625	16,287,317

Gross profit (loss)
General support services	-	125,000	150,000	275,000
Financial services	125,476	(283,018)	630,737	(339,929)
Total	125,476	(158,018)	780,737	(64,929)

Operating expenses
Financial services	487,750	558,228	1,482,560	1,595,955
Corporate/Other	1,029,373	496,555	12,056,902	1,494,776
Total	1,517,123	1,054,783	13,539,462	3,090,731

Other income (expense)
Financial services	4,230	3,057	29,683	6,345
Corporate/Other	(228,824)	-	(244,711)	-
Total	(224,594)	3,057	(215,028)	6,345

Net income (loss)
General support services	-	125,000	150,000	275,000
Financial services	(358,044)	(838,189)	(822,140)	(1,929,539)
Corporate/Other	(1,258,197)	(496,555)	(12,301,613)	(1,494,776)
Total	(1,616,241)	(1,209,744)	(12,973,753)	(3,149,315)

Amortization
Financial services	3,432	591,955	10,364	1,775,865
Corporate/Other	-	937	-	2,810
Total	$3,432	$592,892	$10,364	$1,778,675

Total assets at June 30, 2024 and September 30, 2023	June 30, 2024	September 30, 2023
Financial services	$624,757	$1,004,708
Corporate/Other	495,368	2,347,917
Total	$1,120,125	$3,352,625

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – SUBSEQUENT EVENTS

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

Common shares issued for Settlement Agreement and Stipulation

On May 28, 2024, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, during the period from July 1, 2024 through August 27, 2024, the Company issued an aggregate of 1,189,550 shares of its common stock.

Senior Unsecured Promissory Note – August 2024

On August 1, 2024 (the “August 2024 Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “August 2024 Note”) in the principal amount of $515,000 to East Asia Technology Investments Limited (the “August 2024 Lender”) in consideration of cash proceeds in the amount of $412,075. The August 2024 Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under the August 2024 Note, the Company issued the August 2024 Lender a Stock Purchase Warrant (“Warrant”) to acquire 1,400,000 shares of common stock at a per share price of $0.25 for a term of five years that may be exercised on a cash or cashless basis. The August 2024 Lender shall have the right to convert the principal and interest payable under the August 2024 Note into shares of common stock of the Company at a per share conversion price of $0.3125.

Common Shares Issued for Settlement of Accrued Professional Fees

In July 2024, the Company issued 500,000 shares of its common stock to settle accrued and unpaid professional fees.

Common Shares Issued for Services

In July 2024, the Company issued 300,000 shares of its common stock for services rendered and to be rendered.

X Group’s Convertible Promissory Note Payable

On September 10, 2024, the Company issued an additional Senior Unsecured Promissory Note (the “September 2024 Note”) in the principal amount of $125,000 to X Group in consideration of cash proceeds in the amount of $100,000, which was funded on September 4, 2024. The September 2024 Note bears interest of 12.0% per annum and is due and payable six months after issuance.

Departure of Directors or Certain Officers and Election of Directors or Appointment of Certain Officers

On July 24, 2024, Emil Assentato resigned as Chief Executive Officer and from the Board of Directors of the Company. Jamal (Jamie) Khurshid, the Chief Operating Officer and a director of the Company, was appointed as Chief Executive Officer effective July 24, 2024.

The Company has been advised that X Group and Emil Assentato and Jamal Khurshid, in a personal capacity, entered into a Settlement Agreement. Pursuant to the Settlement Agreement, Mr. Khurshid advised the Company that he was resigning as Chief Executive Officer and as a director of the Company effective September 4, 2024. Further, in conjunction with Mr. Khurshid’s resignation, the Board increased the size of the Board from six to seven and appointed David Rokach and Menachem Shalom as directors to fill such vacancies. Mr. Shalom was also appointed as Chief Executive Officer of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements and related notes to those condensed consolidated financial statements that are included elsewhere in this report.

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

Digital RFQ

Through our Digital RFQ subsidiary, we aim to provide cross-border payment and transactions solutions to institutional investors, and offer blockchain enabled financial services solutions to institutional investors in a secure, compliant and globally accessible manner. The blockchain-enabled payment gateway we have developed has the capability to deliver global cross-border transfers of fiat currencies using blockchain rails. Digital RFQ currently offers payment and settlement services, including those utilizing blockchain networks, but does not provide custody or wallet services with respect to digital assets, and does not hold digital assets, reducing the risks and regulatory burden on its business. In the future, Digital RFQ plans to offer a white labelled digital bank with end-to-end digital banking solutions for international business. We are uncertain as to when we will be able to offer these products and intend to evaluate potential strategic opportunities for DigiClear which may include the sale of the assets or a joint venture, of which there is no guarantee. Our competitors in this product category are banks and other financial institutions, and we intend to compete by offering faster and more reliable products using more advanced technology. Products and services offered by Digital RFQ are distributed through our website.

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

DigiClear

Through DigiClear, we plan to develop technology that offers a custody and settlement utility operating system aiming to deliver value and a high functioning automated post-trade solution. DigiClear aims to provide clients with the means to transfer underlying assets to alternative custodians at any time. We intend for DigiClear to use hardware security modules to offer technology that can secure client assets to block any unwanted modification of client settlement instructions or transfers. We expect that the transfer process that DigiClear’s technology will offer will be fully automated, monitored and can be processed within milliseconds. We are uncertain as to when we will be able to offer these products and intend to evaluate potential strategic opportunities for DigiClear which may include the sale of the assets or a joint venture, of which there is no guarantee. Our competitors in this product category are banks and other financial institutions and smaller financial technology companies, and we intend to compete by offering faster and more reliable products using more advanced technology. Assuming we offer DigiClear products and services once commercially developed these will be distributed through our website.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
Performance Indicator	2024	2023	2024	2023
Trading volume	$31,577,721	$67,159,843	$134,036,579	$359,730,350
Financial services revenue	$175,214	$412,056	$877,362	$1,822,388
Financial services profit (loss)	$125,476	$(283,018)	$630,737	$(339,929)
Average cost per trade	$158	$443	$214	$577
Average trade	100,247	42,832	116,049	95,928
Number of trades	315	1,568	1,155	3,750
Clients active	47	45	75	172
Clients removed	5	1	13	8
Gross trading margin	0.6%	0.6%	0.7%	0.5%
Gross margin	71.6%	(68.7)%	71.9%	(18.7)%

Trading volume is measured by number of trades and represents aggregate notional value of all trades.

Financial services revenue represents the top-line revenue generated from trades, before considering the costs associated with the generation of financial services revenue.

Financial services profit (loss) is measured as financial services revenue, less costs incurred associated with delivery of our services. For the three and nine months ended June 30, 2023, cost of financial services includes amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

In September 2023, we assessed our intangible assets which were solely related to the Match acquisition (which consisted of license and banking infrastructure) for any impairment and concluded that there were indicators of impairment as of September 30, 2023. We calculated that the estimated undiscounted cash flows related to our intangible assets were less than their carrying amounts. We have not been able to realize the financial projections provided by Match at the time of the intangible assets purchase and have decided to impair the intangible assets to zero. Therefore, for the three and nine months ended June 30, 2024, cost of financial services only includes introducing broker fees, banking, and trading fees incurred associated with delivery of our services. We had a financial services profit for the three and nine months ended June 30, 2024 as compared to financial services loss for the three and nine months ended June 30, 2023.

Average cost per trade is driven by financial services costs. Our average cost per trade decreased measurably as costs decreased.

Active clients for the three months ended June 30, 2024 and 2023 was 47 and 45, respectively. Active clients for the nine months ended June 30, 2024 and 2023 was 75 and 172, respectively.

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

Significant estimates during the three and nine months ended June 30, 2024 and 2023 include the allowance for doubtful accounts, the useful life of intangible assets, the assumptions used in assessing impairment of long-term assets, the valuation of deferred tax assets and associated valuation allowances, the valuation of stock-based compensation, the fair value of customer digital currency assets and liabilities, and assumptions used to determine fair value of warrants, beneficial conversion feature and embedded conversion features of convertible note payable.

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

Results of Operations

Summary of Key Results

For the Three and Nine Months Ended June 30, 2024 Versus the Three and Nine Months Ended June 30, 2023

Revenues

For the three months ended June 30, 2024, we had revenue from general support services rendered to TCM under a GSA of $0, as compared to $4,800,000 for the three months ended June 30, 2023, a decrease of $4,800,000, or 100.0%. For the nine months ended June 30, 2024, we had revenue from general support services rendered to TCM under a GSA of $4,800,000, as compared to $14,400,000 for the nine months ended June 30, 2023, a decrease of $9,600,000, or 66.7%. Due to non-payment by TCM under the GSA, the Company had advised TCM that the GSA has been terminated effective January 1, 2024. The Company has historically generated substantially most of its revenue through the services rendered under the GSA to TCM, the sole customer in our general support services segment. We did not have any other customers in the three months ended June 30, 2024. We do not expect any revenue from general support services until we are successful in retaining other customers.

For the three months ended June 30, 2024, we had revenue from financial services of $175,214, as compared to $412,056 for the three months ended June 30, 2023, a decrease of $236,842, or 57.5%. For the nine months ended June 30, 2024, we had revenue from financial services of $877,362, as compared to $1,822,388 for the nine months ended June 30, 2023, a decrease of $945,026, or 51.9%. The decrease was primarily attributable to the closure of our primary USD Banking rails when Signature and Silvergate closed in March 2023. We expect that our revenue from financial services will remain at its current quarterly level with minimal increase in the near future.

Costs of Revenues

For the three months ended June 30, 2024, our cost of general support services, which represented amount incurred for services rendered by FXDIRECT under a GSA, amounted to $0, as compared to $4,675,000 for the three months ended June 30, 2023, a decrease of $4,675,000, or 100.0%. For the nine months ended June 30, 2024, our cost of general support services, which represented amount incurred for services rendered by FXDIRECT under a GSA, amounted to $4,650,000, as compared to $14,125,000 for the nine months ended June 30, 2023, a decrease of $9,475,000, or 67.1%. The decrease was attributable to the decrease in our revenue from general support services, and, effective May 1, 2023, the amount payable by us to FXDIRECT for services under a GSA was reduced from $1,575,000 per month to $1,550,000 per month.

For the three and nine months ended June 30, 2023, cost of financial services includes amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

In September 2023, we assessed our intangible assets which were solely related to the Match acquisition (which consisted of license and banking infrastructure) for any impairment and concluded that there were indicators of impairment as of September 30, 2023. We calculated that the estimated undiscounted cash flows related to our intangible assets were less than their carrying amounts. We have not been able to realize the financial projections provided by Match at the time of the intangible assets purchase and have decided to impair the intangible assets to zero. Therefore, for the three and nine months ended June 30, 2024, cost of financial services only includes introducing broker fees, banking, and trading fees incurred associated with delivery of our services.

For the three months ended June 30, 2024, cost of financial services amounted to $49,738, as compared to $695,074 for the three months ended June 30, 2023, a decrease of $645,336, or 92.8%. For the nine months ended June 30, 2024, cost of financial services amounted to $246,625, as compared to $2,162,317 for the nine months ended June 30, 2023, a decrease of $1,915,692, or 88.6%. The significant decrease was primarily attributable to decreased amount of amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition in the three and nine months ended June 30, 2024.

Gross Profit (Loss)

Our gross profit from general support services for the three months ended June 30, 2024 was $0, as compared to $125,000 for the three months ended June 30, 2023, a decrease of $125,000, or 100.0%. Our gross profit from general support services for the nine months ended June 30, 2024 was $150,000, as compared to $275,000 for the nine months ended June 30, 2023, a decrease of $125,000, or 45.5%. Gross margin increased to 3.1% for the nine months ended June 30, 2024 from 1.9% for the nine months ended June 30, 2023. The increase in our gross margin for the general support services segment for the nine months ended June 30, 2024 as compared to the corresponding period of 2023 was attributed to the decrease in our cost of general support services as described above.

Gross profit from financial services for the three months ended June 30, 2024 was $125,476, as compared to gross loss of $283,018 for the three months ended June 30, 2023, a decrease of $408,494, or 144.3%. Gross margin increased to 71.6% for the three months ended June 30, 2024 from (68.7)% for the three months ended June 30, 2023. Gross profit from financial services for the nine months ended June 30, 2024 was $630,737, as compared to gross loss of $339,929 for the nine months ended June 30, 2023, a decrease of $970,666, or 285.5%. Gross margin increased to 71.9% for the nine months ended June 30, 2024 from (18.7)% for the nine months ended June 30, 2023. The increase in our gross margin for the financial services segment for the three and nine months ended June 30, 2024 as compared to the comparable periods of 2023 was primarily attributed to the decrease in cost for financial services driven by decreased amount of amortization of intangible assets which consist of license and banking infrastructure acquired on Match acquisition. We expect that our gross margin for the financial services segment will remain in its current quarterly level with minimal increase in the near future.

Operating Expenses

Operating expenses consisted of advertising and marketing, professional fees, compensation and related benefits, bad debt expense, and other general and administrative expenses.

Advertising and marketing

For the three months ended June 30, 2024, advertising and marketing expense increased by $685, or 41.0%, as compared to the three months ended June 30, 2023. The increase was primarily attributable to our increased advertising and marketing activities in the three months ended June 30, 2024. For the nine months ended June 30, 2024, advertising and marketing expense decreased by $7,146, or 14.0%, as compared to the nine months ended June 30, 2023. The decrease was primarily attributable to our decreased advertising and marketing activities in the nine months ended June 30, 2024. We expect that our advertising and marketing expense will remain in its current quarterly level with minimal increase in the near future.

Professional fees

Professional fees primarily consisted of audit fees, legal service fees, advisory fees, and consulting fees. For the three months ended June 30, 2024, professional fees increased by $537,554, or 94.0%, as compared to the three months ended June 30, 2023. The increase was primarily attributable to an increase in consulting fees of approximately $623,000 mainly due to the increase in consulting service related to our general business development, offset by a decrease in other miscellaneous items of approximately $85,000. For the nine months ended June 30, 2024, professional fees increased by $4,194,632, or 231.1%, as compared to the nine months ended June 30, 2023. The increase was primarily attributable to a significant increase in advisory service fees of approximately $3,641,000, due to the increase in stock-based compensation of approximately $2,766,000 which reflected the value of common stock granted to advisors and the increase in advisory service fees of approximately $875,000, which were mainly driven by increased advisory service related to our business combination that was completed in December 2023 and related to capital market advice, an increase in legal service fee of approximately $234,000 resulting from the increase in legal service providers, and an increase in consulting fees of approximately $337,000 mainly due to the increase in consulting service related to our general business development, offset by a decrease in other miscellaneous items of approximately $17,000. We expect that our professional fees will decrease in the near future.

Compensation and related benefits

For the three months ended June 30, 2024, our compensation and related benefits decreased by $13,980 or 6.0%, as compared to the three months ended June 30, 2023. For the nine months ended June 30, 2024, our compensation and related benefits increased by $151,912, or 25.7%, as compared to the nine months ended June 30, 2023. The increase was mainly attributable to increased management in our financial services segment. We expect that our compensation and related benefits will remain in its current quarterly level with minimal increase in the near future.

Bad debt expense

For the three months ended June 30, 2024 and 2023, our did not record any allowance for doubtful account. For the nine months ended June 30, 2024, our had bad debt expense of $6,145,942. In December 2023, due to non-payment by TCM under the GSA, we had advised TCM that the GSA has been terminated effective January 1, 2024. We made an allowance for doubtful account for the related party’s receivable in the amount of $6,145,942 in December 2023. We did not record any allowance for doubtful account for the nine months ended June 30, 2023.

Other general and administrative expenses

Other general and administrative expenses primarily consisted of rent, stock transfer agent service fees, amortization of intangible assets, travel and entertainment, and other miscellaneous items.

For the three months ended June 30, 2024, total other general and administrative expenses decreased by $61,919, or 25.0%, as compared to the three months ended June 30, 2023. The decrease was mainly due to a decrease in amortization of intangible assets of approximately $63,000 since we impaired our intangible assets acquired on Match acquisition in September 2023, and a decrease in stock transfer agent service fees of approximately $44,000, offset by and an increase in other miscellaneous items of approximately $45,000. For the nine months ended June 30, 2024, total other general and administrative expenses decreased by $36,609, or 5.8%, as compared to the nine months ended June 30, 2023. The decrease was mainly due to a decrease in amortization of intangible assets of approximately $189,000 since we impaired our intangible assets acquired on Match acquisition in September 2023, and a decrease in other miscellaneous items of approximately $48,000 driven by our efforts at stricter controls on corporate expenditure, offset by an increase in stock transfer agent service fees of approximately $200,000 resulting from our business combination which was completed in December 2023. We expect that other general and administrative expenses will remain in its current quarterly level with minimal decrease in the near future.

Other (Expense) Income

Other (expense) income includes third party and related party interest expense, loss on debts settlement, and other miscellaneous income.

Other expense, net, totaled $224,594 for the three months ended June 30, 2024, as compared to other income, net, of $3,057 for the three months ended June 30, 2023, a decrease of $227,651, or 7,446.9%, which was mainly attributable to an increase in third party interest expense of approximately $39,000, mainly driven by the increase in amortization of debt discount of approximately $36,000 and the increased interest expense of approximately $3,000 from third party debts in the three months ended June 30, 2024, an increase in related party interest expense of approximately $24,000 from related party debts in the three months ended June 30, 2024, and an increase in loss on debts settlement of approximately $176,000, offset by an increase in other income of approximately $12,000.

Other expense, net, totaled $215,028 for the nine months ended June 30, 2024, as compared to other income, net, of $6,345 for the nine months ended June 30, 2023, a decrease of $221,373, or 3,488.9%, which was mainly attributable to an increase in third party interest expense of approximately $39,000, mainly driven by the increase in amortization of debt discount of approximately $36,000 and the increased interest expense of approximately $3,000 from third party debts in the nine months ended June 30, 2024, an increase in related party interest expense of approximately $42,000 from related party debts in the nine months ended June 30, 2024, and an increase in loss on debts settlement of approximately $176,000, offset by an increase in other income of approximately $36,000.

Net Loss

As a result of the factors described above, our net loss was $1,616,241, or $0.11 per share (basic and diluted), for the three months ended June 30, 2024, as compared to $1,209,744, or $0.12 per share (basic and diluted), for the three months ended June 30, 2023, an increase of $406,497 or 33.6%.

As a result of the factors described above, our net loss was $12,973,753, or $1.00 per share (basic and diluted), for the nine months ended June 30, 2024, as compared to $3,149,315, or $0.31 per share (basic and diluted), for the nine months ended June 30, 2023, an increase of $9,824,438 or 312.0%.

Foreign Currency Translation Adjustment

The reporting currency of the Company is U.S. Dollars. The functional currency of the parent company, Nukkleus Inc., Nukkleus Limited, Nukkleus Malta Holding Ltd. and its subsidiaries, is the U.S. dollar, the functional currency of Match Financial Limited and its subsidiary, Digital RFQ, is the British Pound (“GBP”), the functional currency of Digital RFQ’s subsidiary, DRFQ Europe UAB, is Euro, and the functional currency of Digital RFQ’s subsidiary, DRFQ Pay North America, is CAD. The financial statements of our subsidiaries whose functional currency is the GBP or Euro or CAD are translated to U.S. dollars using period end rates of exchange for assets and liabilities, average rate of exchange for revenues, costs, and expenses and cash flows, and at historical exchange rates for equity. Net gains and losses resulting from foreign exchange transactions are included in the results of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $5,608 and $20,859 for the three months ended June 30, 2024 and 2023, respectively. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $42,339 and $51,563 for the nine months ended June 30, 2024 and 2023, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

As a result of our foreign currency translation adjustment, we had comprehensive loss of $1,621,849 and $1,230,603 for the three months ended June 30, 2024 and 2023, respectively.

As a result of our foreign currency translation adjustment, we had comprehensive loss of $13,016,092 and $3,200,878 for the nine months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2024 and September 30, 2023, we had cash of approximately $6,000 and $19,000, respectively, exclusive of customer custodial cash. We had working capital deficit of approximately $11,421,000 as of June 30, 2024. In addition, the current cash balance cannot be projected to cover our operating expenses for the next twelve months from the release date of this report. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, implement our business plan, and generate sufficient revenues. There are no assurances that we will be successful in our efforts to generate sufficient revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. As described below, we have raised additional capital through the sale of equity and debt and we plan to raise additional capital in the future through the sale of equity or debt to implement our business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to us on satisfactory terms and conditions, if at all.

The following table sets forth a summary of changes in our working capital deficit from September 30, 2023 to June 30, 2024:

	June 30,	September 30,	Changes in
	2024	2023	Amount	Percentage
Working capital deficit:
Total current assets	$706,447	$2,928,408	$(2,221,961)	(75.9)%
Total current liabilities	12,127,122	9,123,465	3,003,657	32.9%
Working capital deficit	$(11,420,675)	$(6,195,057)	$(5,225,618)	84.4%

Our working capital deficit increased by $5,225,618 to $11,420,675 at June 30, 2024 from $6,195,057 at September 30, 2023. The increase in working capital deficit was primarily attributable to a decrease in customer custodial cash of approximately $140,000 due to the decrease in cash maintained in our bank accounts held for the benefit of our customers, a significant decrease in due from affiliates of approximately $2,021,000 which was primarily attributable to our receivable from TCM was written off after exhaustive efforts at collection in the nine months ended June 30, 2024, a decrease in note receivable – related parties, net, of approximately $163,000 driven by repayments received from note receivable – related parties in the nine months ended June 30, 2024, an increase in accounts payable of approximately $205,000, an increase in due to affiliates of approximately $1,135,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the nine months ended June 30, 2024, an increase in short term loan payable – related parties of approximately $681,000 resulting from issuance of loans to related parties to fund our working capital needs, an increase in accrued payroll liability and directors’ compensation of approximately $150,000 resulting from increased management in our financial services segment, and an increase in accrued professional fees of approximately $1,285,000 mainly due to the increase in professional services related to our business combination which was completed in December 2023, offset by an increase in other current assets of approximately $103,000 mainly due to the increase in prepaid directors and officers’ liability insurance premium and prepaid NASDAQ listing fee, and a decrease in customer custodial cash liabilities of approximately $560,000 resulting from fulfillment of our direct obligations to our customers.

Because the exchange rate conversion is different for the condensed consolidated balance sheets and the condensed consolidated statements of cash flows, the changes in assets and liabilities reflected on the condensed consolidated statements of cash flows are not necessarily identical with the comparable changes reflected on the condensed consolidated balance sheets.

Cash Flow for the Nine Months Ended June 30, 2024 Compared to the Nine Months Ended June 30, 2023

The following summarizes the key components of our cash flows for the nine months ended June 30, 2024 and 2023:

	Nine Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(2,619,117)	$(626,716)
Net cash provided by (used in) investing activities	131,740	(195,856)
Net cash provided by financing activities	2,296,823	-
Effect of exchange rate on cash	37,507	292,591
Net decrease in cash	$(153,047)	$(529,981)

Net cash flow used in operating activities for the nine months ended June 30, 2024 was $2,619,117, which primarily reflected our consolidated net loss of approximately $12,974,000, and the changes in operating assets and liabilities, primarily consisting of a significant increase in due from affiliates of approximately $4,129,000 due to the payments made to our affiliates and monies that we paid on behalf of our affiliates in the nine months ended June 30, 2024, an increase in other current assets of approximately $103,000 mainly due to the increase in prepaid directors and officers’ liability insurance premium and prepaid NASDAQ listing fee, and a decrease in customer custodial cash liabilities of approximately $610,000 driven by fulfillment of our direct obligations to our customers in the nine months ended June 30, 2024, offset by an increase in accounts payable of approximately $198,000, a significant increase in due to affiliates of approximately $3,846,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the nine months ended June 30, 2024, an increase in accrued payroll liability and directors’ compensation of approximately $148,000 resulting from increased management in our financial services segment, and an increase in accrued professional fees of approximately $1,609,000 mainly due to the increase in professional services related to our business combination which was completed in December 2023, and the non-cash items adjustment primarily consisting of stock-based compensation and service expense of approximately $2,990,000, a loss on debts settlement of approximately $176,000, and provision for bad debt of approximately $6,146,000.

Net cash flow used in operating activities for the nine months ended June 30, 2023 was $626,716, which primarily reflected our consolidated net loss of approximately $3,149,000, and the changes in operating assets and liabilities, primarily consisting of a decrease in customer custodial cash liabilities of approximately $577,000 driven by fulfillment of our direct obligations to our customers in the nine months ended June 30, 2023, a decrease in customer digital currency liabilities of approximately $270,000 due to the decrease in customer digital currency controlled by us in the nine months ended June 30, 2023, a decrease in accrued professional fees of approximately $111,000 resulting from payments made to professional service providers in the nine months ended June 30, 2023, and a decrease in accrued liabilities and other payables of approximately $234,000 mainly due to the decrease in unearned revenue of approximately $203,000, offset by a decrease in customer digital currency assets of approximately $270,000 due to the decrease in customer digital currency controlled by us in the nine months ended June 30, 2023, a decrease in due from affiliates of approximately $648,000 resulting from the payments received from our affiliates in the nine months ended June 30, 2023, an increase in due to affiliates of approximately $506,000 driven by the payments received from our affiliates and expenses paid by our affiliates on behalf of us in the nine months ended June 30, 2023, and an increase in accrued payroll liability and directors’ compensation of approximately $126,000 due to our business expansion, and the non-cash items adjustment primarily consisting of amortization of intangible assets of approximately $1,779,000, and stock-based compensation and service expense of approximately $296,000.

Net cash flow provided by investing activities was $131,740 for the nine months ended June 30, 2024 as compared to net cash flow used in investing activities of $195,856 for the nine months ended June 30, 2023. During the nine months ended June 30, 2024, we received proceeds from note receivable – related parties of approximately $132,000. During the nine months ended June 30, 2023, we made payment for investment in note receivable of approximately $154,000 and payment for purchase of intangible asset of approximately $42,000.

Net cash flow provided by financing activities was $2,296,823 for the nine months ended June 30, 2024. During the nine months ended June 30, 2024, we received cash in reverse recapitalization of approximately $150,000, received proceeds from loan payable from third party and related party of approximately $1,952,000, received proceeds from issuance of convertible debt and warrants of $300,000, and received proceeds from issuance of debt and warrants of $78,000, offset by repayments made for loan payable to third party and related party of approximately $183,000.

There was no financing activity during the nine months ended June 30, 2023.

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

Foreign Currency Exchange Rate Risk

A portion of our operations are in United Kingdom. Thus, a portion of our revenues and operating results may be impacted by exchange rate fluctuations between GBP and US dollars. For the three months ended June 30, 2024 and 2023, we had an unrealized foreign currency translation loss of approximately $6,000 and $21,000, respectively, because of changes in the exchange rates. For the nine months ended June 30, 2024 and 2023, we had an unrealized foreign currency translation loss of approximately $42,000 and $52,000, respectively, because of changes in the exchange rates.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2024, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management regularly assesses controls and did so most recently for our financial reporting as of June 30, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses that were previously reported in our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on July 12, 2024, that have not yet been remediated. Management’s plan to remediate these material weaknesses is described in detail in such Annual Report on Form 10-K for the year ended September 30, 2023.

In light of the material weakness, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements for the quarter ended June 30, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weakness, our condensed consolidated financial statements for the quarter ended June 30, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

None.

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

Pursuant to the Settlement Agreement, during the period from July 1, 2024 through August 27, 2024, the Company issued an aggregate of 1,189,550 shares of its common stock.

Senior Unsecured Promissory Note – August 2024

On August 1, 2024 (the “August 2024 Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “August 2024 Note”) in the principal amount of $515,500 to East Asia Technology Investments Limited (the “August 2024 Lender”) in consideration of cash proceeds in the amount of $412,075. The August 2024 Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under the August 2024 Note, the Company issued the August 2024 Lender a Stock Purchase Warrant (“Warrant”) to acquire 1,400,000 shares of common stock at a per share price of $0.25 for a term of five years that may be exercised on a cash or cashless basis. The August 2024 Lender shall have the right to convert the principal and interest payable under the August 2024 Note into shares of common stock of the Company at a per share conversion price of $0.25.

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

NUKKLEUS INC.

	By:	/s/ Menachem Shalom
Dated: September 11, 2024		Menachem Shalom
Chief Executive Officer (Principal Executive Officer), and Principal Financial and Accounting Officer and Director