Form 10-K
period 2024-09-30
Nukkleus Inc.
filed 2025-02-10
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

001-39341

Commission file number

Nukkleus Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Fifth Ave, 14th Floor, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

212-791-4663

Registrant’s telephone number, including area code

Brilliant Acquisition Corporation

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NUKK	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one Share of Common Stock for $92.00 per share	NUKKW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $71,326,000 as of January 23, 2025, based upon the closing stock price $28.50 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 10, 2025
Common Stock, $0.0001 par value per share	4,790,431 shares

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

The Merger Agreement provided that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub merged with and into Old Nukk (the “Merger”), with Old Nukk surviving as a wholly-owned subsidiary of Brilliant. In connection with the Merger, Brilliant changed its name to “Nukkleus Inc.” (“Nukkleus” or “Combined Company”). The Merger and other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

In connection with the Business Combination, Brilliant changed its name to “Nukkleus Inc.” The Business Combination was completed on December 22, 2023.

Overview

As a result of Business Combination, we had become a financial technology company with the aim of providing blockchain-enabled technology solutions. Since the Business Combination, we have operated in the technology business as a full-service transactions technology and advisory business providing end-to-end transactions technology solutions. We offer an advanced transactions platform for dealing and risk management with global liquidity and customizable leverage, where users have control over quote and liquidity strategies.

On December 15, 2024, the Company entered into a Securities Purchase Agreement and Call Option between Nukkleus Inc., Star 26 Capital Inc. (“Star”), the shareholders of Star 26 Capital Inc. (“Star Equity Holders”) and Menachem Shalom, the representative of such shareholders (the “Star Agreement”) to acquire a controlling 51% interest in Star, a defense acquisition company.

Historically, the Company, through its wholly owned subsidiary, provided software and technology solutions for the worldwide retail foreign exchange trading industry. The Company’s primary customer was Triton Capital Markets Ltd. (“TCM”) (formerly known as FXDD Malta Limited). Emil Assentato, the former CEO and a former director of the Company, is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of TCM. In order to define the services rendered to TCM, Nukkleus Limited, a wholly-owned subsidiary of the Company, entered into a General Services Agreement (“GSA”) with TCM in May 2016. The GSA provides that TCM will pay Nukkleus Limited a minimum of $1,600,000 per month. Due to non-payment by TCM under the GSA, the Company has advised TCM that the GSA has been terminated. The Company has historically generated substantially most of its revenue through the services rendered under the GSA. On September 30, 2024, the Company, TCM and FXDirectDealer LLC (“FXDD”) entered into a Release Agreement pursuant to which the parties confirmed that the GSA between the Company and TCM and the General Services Agreement dated May 24, 2016, as amended (“FXDD GSA”) between the Company and FXDD were terminated effective January 1, 2024. The parties further confirmed that there are no obligations or liabilities outstanding or owed between the parties as of September 30, 2024 and each party released and forever discharged the other party from any and all claims, demands, damages, actions, causes of action, or suits of any kind or nature whatsoever, both known and unknown, which have arisen or may arise from the GSA or the FXDD GSA

The Company has historically operated its blockchain payment solutions through Digital RFQ Limited (“DRFQ”), a wholly owned subsidiary of the Match Financial Ltd (“Match”), a wholly owned subsidiary of the Company. On November 8, 2024, the Company entered into a Settlement Agreement and Release with Jamal Khurshid and Match providing that Match agreed to sell DRFQ, to Mr. Khurshid or his nominee subject to the Company obtaining shareholder approval (the “Settlement Agreement”). As required by the Settlement Agreement, the Company, Match and Mr. Khurshid entered into a Share Purchase Agreement dated December 27, 2024 providing that the Company, subject to it obtaining shareholder approval, will sell DRFQ to Mr. Khurshid in consideration of £1,000. The Company believes the sale of DRFQ is in the best interest of the Company due to continuing net loss generated by DRFQ.

As a result of the above transaction and subject to the closing of the acquisition of Star and the sale of DRFQ, the Company’s business will be focused on the defense sector.

Recent Developments

X Group – June 2024

On June 11, 2024 (the “Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “X Group Note 1”) in the principal amount of $312,500 to X Group Fund of Funds, a Michigan limited partnership (“X Group”) in consideration of cash proceeds in the amount of $250,000. As an additional inducement to provide the X Group Note 1, the Company issued X Group a Stock Purchase Warrant (“X Group Warrant 1”) to acquire 150,000 shares of common stock at a per share price of $2.00 for a term of five years that may be exercised on a cash or cashless basis. X Group was initially convertible at a per share conversion price of $2.00. The number of shares and exercise prices for the X Group Note and X Group Warrant 1 reflect the October 2024 reverse stock split.

The Company and X Group also entered into a Restructuring Agreement providing that, among other items, X Group, in its sole discretion, will have the right for a period for six months from the Effective Date (the “Investment Period”), to lend the Company an additional $500,000 in consideration of a convertible promissory note that will have a term of two years, bear interest at 12% and will convert into shares of common stock at a per share price of $2.00. During the Investment Period, the Company may not incur additional debt or enter into any equity financing arrangement without the written consent of the X Group.

In order to induce X Group to provide the loan contemplated pursuant to the Note, Emil Assentato, a former director and executive officer of the Company, entered into a Voting Agreement with the Company and X Group agreeing to vote his shares in support of any transaction provided by X Group. The Company and X Group have agreed that 100% of all loan balances including loans payable to Emil Assentato by the Company will be recorded on the books of the Company as a bona fide debt of the Company, of which 30% of such debt will be paid within nine (9) months of the Effective Date and the balance to be repaid within twenty-four (24) months of the Effective Date.

On September 10, 2024, the Company issued an additional Senior Unsecured Promissory Note (the “X Group Note 2”) in the principal amount of $125,000 to X Group in consideration of cash proceeds in the amount of $100,000, which was funded on September 4, 2024.

On November 8, 2024, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with X Group to convert outstanding principal and interest totaling of $771,085 payable under the X Group Note 1 and the X Group Note 2 (the “X Group Debt”) into shares of common stock of the Company. Pursuant to the Conversion Agreement, the Company issued 385,542 shares of its common stock and an additional warrant to purchase 351,424 shares of common stock exercisable for a period of five years at an exercise price of $2.00 per share (“X Group Warrant 2”) in exchange for the cancellation of the X Group Debt. Further, the Company and X Group entered into a letter agreement providing that X Group may not exercise the X Group Warrant 1 in the event such exercise would result in X Group holding in excess of 19.9% of the Company’s outstanding shares of common stock as of November 8, 2024. On November 14, 2024, the Company and X Group entered into a letter agreement pursuant to which it amended the terms of the Conversion Agreement and the X Group Warrant 2 issued in connection with the Conversion Agreement. Pursuant to the letter agreement, the shares of common stock to be issued under the Conversion Agreement were amended to be 319,952 shares of common stock of the Company and the exercise price of the X Group Warrant 2 was amended to be $2.41.

East Asia

On August 1, 2024, the Company issued a Senior Unsecured Promissory Note (the “East Asia Note”) in the principal amount of $515,000 to East Asia Technology Investments Limited (“East Asia”) in consideration of cash proceeds in the amount of $412,075. The East Asia Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under East Asia Note, the Company issued East Asia a Stock Purchase Warrant (“East Asia Warrant”) to acquire 175,000 shares of common stock at a per share price of $2.00 for a term of five years that may be exercised on a cash or cashless basis. East Asia shall have the right to convert the principal and interest payable under the East Asia Note into shares of common stock of the Company at a per share conversion price of $2.00. The number of shares and exercise prices for the East Asia Note and East Asia Warrant reflect the October 2024 reverse stock split.

Reverse Split

The Board of Directors (the “Board”) of the Company unanimously approved a reverse stock split of the Company’s common stock at a ratio of one-for-eight (the “Reverse Stock Split”). The Company’s shareholders approved a reverse stock split at a ratio of not less than one-for-two and not greater than one-for-thirty at the Company’s annual meeting on October 11, 2024.

On October 11, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State as corrected on October 16, 2024 to effect the Reverse Stock Split (the “Reverse Certificate of Amendment”), which became effective 12:01 am eastern time on October 24, 2024. As a result of the Reverse Stock Split, every eight shares of the Company’s common stock issued and outstanding on the effective were consolidated into one issued and outstanding share. All stockholders who would be entitled to receive fractional shares as a result of the Reverse Stock Split received one whole share for their fractional share interest. On October 31, 2024, the Company received notice from DTCC on behalf of the brokerage firms that hold the shares of Company common stock held in “street name” that in connection with the foregoing rounding of shares the Company would need to issue 182,004 shares of common stock. The Company does not believe the number of shares being requested is correct based on the historical number of shareholders of its common stock and is aware of similar occurrences in recent months for other companies completing a reverse stock split. As such, the Company has begun an inquiry into the calculations set forth in the request. During the pendency of this inquiry, the Company does not intend to issue any shares in connection with the fractional shares being requested. The Company may face potential liability for its failure to issue the shares of common stock if it is determined that it is required to issue such shares. There was no change in the par value of our common stock.

In addition, proportionate adjustments will be made to the exercise prices of the Company’s outstanding stock options and warrants and to the number of shares issued and issuable under the Company’s existing stock incentive plans. All amounts reflected herein have been adjusted to reflect the Reverse Stock Split.

DRFQ

On November 8, 2024, the Company entered into the Settlement Agreement Match, providing that Match agreed to sell DRFQ, to Mr. Khurshid or his nominee subject to the Company obtaining shareholder approval (the “Settlement Agreement”). As required by the Settlement Agreement, the Company, Match and Mr. Khurshid entered into a Share Purchase Agreement dated December 23, 2024 providing that the Company, subject to it obtaining shareholder approval, will sell DRFQ to Mr. Khurshid in consideration of £1,000. The Company believes the sale of DRFQ is in the best interest of the Company due to continuing net loss generated by DRFQ.

Vallis/Worsley

On November 8, 2024, the Company entered into Settlement Agreement and Release with each of Craig Vallis and Oliver Worsley providing that the Company will issue 125,000 and 75,000 shares of common stock, respectively, in consideration of each party releasing the Company for compensation owed for services.

Standby Equity Purchase Agreement

On December 3, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (the “Investor”) pursuant to which the Company has the right to sell to the Investor up to $10 million of shares of its common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of common stock to the Investor under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to the Investor under the SEPA except in connection with notices that may be submitted by the Investor, in certain circumstances as described below.

In connection with the SEPA, and subject to the conditions set forth therein, the Investor has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $2.0 million (the “Pre-Paid Advance”), which was to be advanced to the Company in three tranches. The first tranche of the Pre-Paid Advance, in the amount of $0.50 million, was disbursed to the Company on December 3, 2024 (the “YA Note”). On December 19, 2024, the Company and YA II PN Ltd. (the “Investor”) entered into a Termination Agreement pursuant to which the SEPA and the Registration Rights Agreement were terminated provided that such termination had no effect or bearing on, and shall in no way alter in any way the YA Note or any portion of the SEPA or the Registration Rights Agreement related to the Note, or any rights of the Investor or obligations of the Company related to the Note.

Star 26 Capital, Inc.

On December 15, 2024, the Company entered into the Star Agreement with Star, the Star Equity Holders and Mr. Shalom as the representative of the Star Equity Holders. Star holds 95% of Rimon, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products. Mr. Shalom, who is the Chief Executive Officer and a director of the Company, is a controlling shareholder, Chief Executive Officer and a director of Star. Pursuant to the Star Agreement, the Company at closing will acquire 51% of the issued and outstanding capital of Star in consideration of (i) $15,000,000 in a combination of cash in the minimum amount of $5,000,000 and a promissory note for the remaining balance maturing in 12 months following the closing (the “Investment Note”), (ii) the Company issuing the Seller 2,385,170 shares of common stock of the Company and (iii) the Company issuing Star a five-year warrant to purchase an aggregate of 6,907,859 shares of the Company’s common stock for an exercise price of $1.50 per share. The Star Equity Holders granted the Company an option (the “Option”) to purchase the balance of their equity in Star (49%) for an aggregate of $16,084,250 (the “Option Exercise Price”) in consideration for the issuance to the Star Equity Holders five-year warrants to purchase an aggregate of 720,000 shares of the Company’s common stock for an exercise price of $1.50 per share. The Option Exercise Price to be paid by the Company to the Star Equity Holders will consist of $3,000,000 in cash, a promissory note in the principal amount of $3,000,000, which shall accrue interest at the rate of 8% and be due and payable six (6) months after the issuance thereof, 2,385,170 shares of common stock of the Company and a five-year warrant to purchase 5,109,789 shares of the Company’s common stock for an exercise price of $1.50 per share.

If, for a period of 12 months after the closing, the Company’s shares of common stock are delisted from Nasdaq, Star shall have the right, at its own discretion, to require the Company to exchange the Investment Note for all the shares of Star then held by the Company, provided, however, the Option shall be automatically cancelled and Star shall retain any cash payments made by the Company to Star and the Company shall retain an equity interest in Star equivalent to all cash payments. The closing of the Transaction is subject to customary closing conditions, including regulatory approvals, third-party consents, fairness opinion, and approval by the Company’s shareholders as required under applicable Nasdaq listing rules.

Rimon operates two primary lines of business: (i) the purchase and sale of generators, masts, and lightning products and solutions, which it acquires through exclusive distributorship agreements with key third-party suppliers; and (ii) the engineering, design, production, integration, and maintenance of special tactical vehicles and trailers, including reconnaissance vehicles, mobile command and control vehicles, firefighting trailers, energy and lighting trailers, and satellite broadcast mobility platforms which are primarily sold to special defense forces, intelligence agencies and the Israeli Defense Forces.

The acquisition comes at a time of what the Company believes will be growth and transformation within the global defense sector. The Company will integrate Star operations into its existing business structure while continuing to explore additional opportunities for growth.

Private Placement - December 2024

On December 18, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor (the “Purchaser”) agreed to purchase from the Company 1,666,666 units for an aggregate purchase price of $10,000,000 or a per unit price of $6.00 with each unit consisting of (i) one share (the “Shares”) of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) and (ii) a common stock purchase warrant to purchase up to one and one half shares of Common Stock (the “Common Warrant”). At the discretion of the Purchaser, it may elect to acquire one pre-funded common stock purchase warrant in lieu of one Share (the “Pre-Funded Warrant”). Each Share and accompanying Common Warrant is being sold together at a combined offering price of $6.00 per Share and Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant will have an exercise price of $6.00 per share, are immediately exercisable on a cash or cashless basis and will expire five (5) years from the date of issuance. The Units were priced in excess of the average Nasdaq Official Closing Price of the Company’s common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Securities Purchase Agreement. The Private Placement closed on December 20, 2024.

The Securities Purchase Agreement contains customary representations, warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties thereto. Pursuant to the Securities Purchase Agreement, the Company is required to register the resale of the Shares and the shares issuable upon exercise of the Common Warrant and the Pre-Funded Warrant. The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 15 days of the date of the Securities Purchase Agreement (the “Filing Deadline”) and to use commercially reasonable efforts to have the registration statement declared effective within 45 days of the closing of the Private Placement or 75 days in the event of a full review (the “Effectiveness Deadline”). In certain circumstances including, but not limited to, if the Company misses the Filing Deadline or the Effectiveness Deadline, then the Company will be required to pay to the Purchasers an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 5.0% multiplied by the aggregate purchase price.

Pursuant to a Placement Agency Agreement, dated December 18, 2024, between the Company and Dawson James Securities Inc. (the “Placement Agent”) entered into in connection with the Private Offering, the Placement Agent acted as the sole placement agent for the Private Placement and the Company has paid customary placement fees to the Placement Agent, including a cash fee equal to 7.0% of the gross proceeds raised in the Private Placement and 4.0% on all proceeds from the exercise of the Common Warrants. Pursuant to the Placement Agency Agreement, the Company has also agreed to reimburse certain expenses of the Placement Agent incurred in connection with the Private Placement.

Equity Compensation

In order to compensate various executive officers, directors and consultants of the Company who have provided services to the Company for an extended period of time with limited compensation, the Company issued an aggregate of 1,337,500 restricted stock grants consisting of restricted shares of common stock under its stock incentive plans on December 16, 2024 prior to the market opened on such date of which Menachem Shalom received 500,000 shares of common stock, Anastasiia Kotaieva received 150,000 shares of common stock and each of the directors of the Company received 10,000 shares of common stock. To date, prior to the restricted stock grant, the directors of the Company have not received any compensation for their service and Mr. Shalom has not received an equity award for his service. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. The sale of the shares of common stock did not involve any public offering and each participant either received or had access to adequate information the Company. No advertising or general solicitation was made in connection with the issuance of the shares of common stock.

Star Business Description

Star Business Overview

Star is an acquisition holding company focused on locating undervalued and undercapitalized companies, primarily in the defense, industrial machinery and application, manufacturing, transportation, information technology, and aerospace industries, and providing them capitalization and leadership to maximize their value and the potential of their private enterprises while also promoting diversification and risk mitigation for our stockholders. Our acquisition strategy focuses on small and medium businesses, which we characterize as those that have an enterprise value of less than $200 million, in a variety of different industries, with a preference for multinational businesses. To date, we have completed a single acquisition of a defense technology company. Star has not identified any specific business as a target for its next acquisition, and it has not entered into any letters of intent, nor has anyone on its behalf, initiated any substantive acquisition discussions, directly or indirectly, with any such target.

Star completed its first acquisition on February 15, 2024, in connection with our operating subsidiary in the Israeli defense industry, B. Rimon Agencies Ltd. Rimon is a defense technology company and has been in business since 1992 serving the country of Israel and acting as an exclusive distributor in Israel of tier-1 generators, masts, and lighting solutions, as well as a wide range of defense, homeland security and commercial systems.

Through its structure, Star intends to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that will continue to expand, which have traditionally been owned and managed by private equity firms, private individuals or families, financial institutions, or large conglomerates. The Company seeks to acquire controlling interests in small and medium businesses that it believes operate in industries with long-term growth opportunities, which continue to have positive and stable earnings and cash flows, face minimal threats from technological or competitive obsolescence, and have strong management teams largely in place. Star’s mission is to make these businesses its majority-owned subsidiaries and actively manage and grow such businesses. Star expects to improve its business over the long term through organic growth opportunities, add-on acquisitions, and operational improvements.

For the avoidance of doubt, as of the date hereof, Star has not identified any target businesses which it intends to acquire, nor has it made any material or significant steps towards acquiring any such businesses. Further, it does not expect to engage in any such negotiations prior the date of the Special Meeting.

Star’s Corporate History and Structure

Star was incorporated by its founder, Menachem Shalom, on January 17, 2024, as Star 26 Capital Inc., a Nevada corporation. Our founder is the owner of all 9,250,000 shares of its class B common stock which are issued and outstanding. Mr. Shalom’s class B common stock ownership entitles him to 100 votes per share of class B common stock, or 925,000,000 total votes on any matter which its class A common stockholders are entitled to approve as a single class.

Zero One Capital LLC, Star’s Manager, is a New York limited liability company formed by Mr. Shalom on January 19, 2024, as a management services company. Zero One became our manager upon the execution of a management services agreement by and between the same on June 28, 2024. The Manager is also the manager of Rimon, Star’s indirect wholly owned subsidiary operating in the defense industry, pursuant to the offsetting management services agreement dated August 12, 2024, by and between Zero One, Rimon, and the Company as a third-party beneficiary.

Billio Inc., Star’s wholly owned subsidiary, is a Delaware corporation formed by Mr. Shalom on February 12, 2021, to act as an intermediate holding company for Rimon.

Star’s Acquisition of Rimon

On February 15, 2024, Star executed an assignment and assumption agreement with Mr. Shalom, pursuant to which Star, through its wholly owned subsidiary, Billio, acquired all of the issued and outstanding capital stock of Rimon. Under the terms of that agreement, Star agreed to assume all of Mr. Shalom’s rights and obligations toward the sellers of Rimon, as outlined in earlier agreements by and between the same, dated December 22, 2023, and February 15, 2024. Additionally, Star agreed to reimburse Mr. Shalom for his out-of-pocket costs related to the acquisition of Rimon, and for operating loans which he made to Rimon thereafter. To do so, Star issued him a demand grid promissory note with an initial principal of $155,405, which increased to $280,857 by August 28, 2024, with the initial principal being advanced to cover Mr. Shalom’s out-of-pocket costs, and the increase therein related to the advance for operations. The grid note bears interest at 8% per annum and matures 60 days after the earlier of one year from the issuance date or upon the closing of a private placement or public offering of at least $5,000,000.

Star’s Market Opportunity and Growth Strategy

Star believes there is a significant opportunity for organic growth via the acquisition of small and medium size businesses with an enterprise value of less than $200 million (based on the opinion of our management team and advisory board), that may be operating in highly fragmented markets throughout the world, including the U.S. and Israel, which are owned and operated by persons within isolated networks of family offices, entrepreneurs, and intermediaries, each of which with the potential to generate attractive returns for our stockholders and investors. Star’s core operational principles focus on managing our acquired enterprises to ensure recurring cash flow and lasting terminal value, while fostering long-term sustainability in our investments. To do so, Star aims to invest in and/or buy controlling stakes in operating, revenue-generating businesses. Controlling stakes would allow us to lead the companies into operational efficiencies, growth in revenues, improved financial reporting and operational procedures, hire talented employees and managers and increase the overall enterprise value of these companies. Star’s search for future acquisition targets focuses on companies located in the U.S. or Israel, or both, that provide products and or services to large defense and aerospace companies and or governments. Notwithstanding the forgoing, we may target and acquire companies for acquisition that are located outside the U.S. and Israel if such acquisitions fit within our overall acquisition philosophy and strategy.

Star also believe that the economic and market dislocations resulting from the conflict in Israel, as well as other conflicts worldwide, provide an opportunity for companies in the defense industry to see higher-than-average demand for their products and services. Such market conditions, if they persist, would allow us to focus on acquiring profitable businesses in the defense sector, with the opportunity to take advantage of their potential future growth. Within the Israeli defense market in particular, Star expects to see a significant number of businesses struggling to satisfy growing demand for their products and services due to a lack of access to capital and experienced executive level leadership among other factors. Star believes it will be able to provide these needed resources to any Israeli target company that it acquires. It is confident that the expertise of our management team and the relationships that they can bring to an acquisition represent a compelling value proposition for any potential acquisition target looking to add working capital, a pathway to exit, and a solid leadership base, to assist such a company to grow and expand and to be able to take advantage of market opportunities as they arise.

Star’s Acquisition Process and Strategy

Star’s current acquisition strategy involves the acquisition of small and medium size businesses in various industries, with an initial focus on industries associated with the defense sector, including but not limited to industrial machinery and application, manufacturing, transportation, information technology, and aerospace, that we expect will produce positive, stable earnings, and provide attractive returns on our invested capital. As part of its evaluation of whether it will acquire a particular business, it will perform a comprehensive due diligence review to determine the quality and intrinsic value of the targeted company. Star will also seek to identify operational inefficiencies which it would expect to resolve, post-closing, by implementing streamlined processes, optimizing resource allocation, and leveraging innovative solutions with the objective of enhancing overall productivity and effectiveness of such companies. Its due diligence typically includes an analysis of the target Company’s financial statements, detailed document reviews, meetings with current management, consultations with relevant industry experts, competitors, suppliers, and customers, and any other information gathering that we deem appropriate in conducting a comprehensive analysis.

Star believes that the defense sector is poised to experience significant growth in the next few years due to the increasing number of violent conflicts in the world, which may cause an increase in direct demand for defense solutions from conflict participants and their allies. Star also anticipate seeing indirect, additional defense industry growth for, as we have observed, countries not involved in or participating in conflicts tend to increase their defense budgets and spending in anticipation of additional future conflicts in which they may become involved. It is Star’s belief that acquiring companies in the defense sector will help us establish a unique marketing network and build expertise in the greater defense sector, thus enabling us to cross-sell products to our large customers and facilitate higher success rates in our sales efforts.

According to Star’s industry specific market research and analysis, and the network and knowledge of its management team, it is Star’s expectation that attractive opportunities are likely to emerge as private sector owners aim to grow their businesses through scaling or by forming outside partnerships to add value. Star’s value-add proposition involves partnering with exceptional entrepreneurs, acquiring their companies, and guiding them by providing the funding and resources they will need to become global enterprises. Star believes that through this approach Star will be more likely to identify and attract potential and appropriate targets for acquisition. Star also believe that the greatest opportunities for consistent annual returns and residual returns on capital from its acquisitions lie in targeting businesses in niche geographical markets with a competitive edge in the defense, government, and military sectors, especially in the U.S. and Israel. While Star expects its management team will be most effective working with the types of businesses described above, Star will also consider acquiring businesses outside of these industries and sectors as long as any such businesses are congruent with our acquisition strategy.

Pursuant to the acquisition strategy, Star will seek to structure its transactions such that each of the businesses it acquires will become its wholly owned or controlled subsidiary. However, Star may also close acquisitions that result in its ownership of an entity being less than 100%, to meet certain objectives of the target management team or their then-existing stockholders, or for other strategic reasons; provided that Star will always acquire more than 50% of the outstanding voting control of any target, or otherwise obtain a controlling interest in such target.

Star intends to finance acquisitions primarily through the public or private sale of our equity and debt securities. While the success of this financing strategy cannot be guaranteed, the ability to finance future acquisitions through its general capital resources, rather than through acquisition-specific financing, will allow Star to minimize delays and closing conditions, thereby enhancing its ability to acquire attractive businesses. Because the timing and size of future acquisitions cannot be readily predicted, we may need access to funding on short notice to be able to benefit fully from attractive acquisition opportunities.

As part of the acquisition strategy, Star will seek to evaluate each potential target’s management team and operational and financial strengths and weaknesses. It will review and compare identified targets to comparable businesses and conduct in-depth research on each potential target’s industry to enhance our assessment of their financial and operational performance and their growth and success potential. Star will thoroughly negotiate appropriate terms and conditions of any acquisition of a target company that satisfies its acquisition criteria. Some of the future acquisition targets may be financially unstable or in the early stages of development or growth. Even if pre-existing conditions do not negatively impact its decision to acquire a target company, such target may also be subject to numerous other risks inherent in its business and industry, as well as the risks faced by generally by capital markets participants. Although its management team will endeavor to comprehensively evaluate the risks associated with any particular acquisition target, Star cannot assure you that it will properly ascertain, assess, or protect against all significant risk factors.

Valuation and Due Diligence

Star will perform rigorous business operations and financial evaluations of any target businesses (or assets) that it may acquire. During such due diligence, Star intends to evaluate the financial aspects of its acquisition targets using the following metrics:

●	discounted cash flow analysis;

●	evaluation of trading values of comparable public companies;

●	expected value matrices;

●	assessment of competitor, supplier, and customer environments; and

●	review and examination of recent/precedent transactions.

Star expects its target review process will yield two outcomes, (1) an accurate projection of expected cash flows, and (2) an understanding of the types and levels of risk associated with those projections. While future performance and projections are always uncertain, Star believes that its detailed target company review process will enable us to effectively evaluate the prospects and upside of any given acquisition opportunity. Additionally, to assist Star in identifying material risks and validating key assumptions in our financial and operational analysis, Star will engage third-party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental. Star may also engage technical, operational or industry consultants, as necessary.

Star also engages in an extensive evaluation of each target’s existing management team, including a focus on recent performance, expertise, experience, culture, and performance incentives. Where necessary, and consistent with our management strategy, following the acquisition of a target company, we will actively seek to augment, supplement, or replace existing members of target company management who we believe are not likely to properly execute our business plan for the target. Star also analyzes and evaluates the operational and financial systems of each target business and, when necessary, post-acquisition, we will actively seek to enhance and improve those existing systems that are deemed to be inadequate or insufficient to support our business plan for the target business.

Financing

Star expects to finance acquisitions primarily through additional equity and debt offerings. Although Star cannot guarantee that it will be successful with this strategy, Star believes that having the ability to finance particular future acquisitions with the general capital resources raised by the company will provide us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, Star believes that, in the future, it will need to pursue access to additional capital via debt or equity offerings to successfully fund and execute our business and acquisition strategy.

Competition

In identifying, evaluating, and selecting potential target businesses for its acquisition strategy, Star may encounter intense competition from other entities that have business objectives similar to Star, including blank check companies such as SPACs, leveraged buyout funds, operating businesses seeking strategic acquisitions, and private equity groups. Many of these entities are well-established and well-financed and may have greater experience identifying and effecting acquisitions directly or indirectly. These competitors may possess greater financial, technical, human, and other resources than we do. Star’s ability to acquire larger target businesses in our target sectors will be limited by its available financial resources. Star’s inherent financial limitations may provide others with an advantage to pursue the acquisition of one or more of its identified target businesses. Any of these factors may place Star at a competitive disadvantage in successfully negotiating acquisitions.

Competitive Advantages

Star believes that its Manager’s collective investment experience and approach to executing its investment strategy will enable it to have several competitive advantages. Star’s competitive strengths that differentiate Star from other acquisition holding companies include:

●	Specialization in the Military and Defense sector. Star believes that its focus on the military and defense sectors will enable it to be competitive. This industry may be undergoing a significant transformation as government acquisition processes and new policy incentives align to prioritize national security objectives and promote the adoption of new commercial technologies for military use. In addition, the combination of governments of multiple countries having a need for new, advanced technologies to combat modern threats, along with changing warfare tactics, is driving this specific demand. We believe we are uniquely positioned to enter and succeed as an acquisition holding company in this industry.

●	International and Sector-Specific Expertise. Mr. Shalom, the founder and Chief Executive Officer of Star, has operated businesses internationally, including in Israel. His extensive international experience and knowledge of Israeli business operations, along with a broad network of contacts, provide us with a competitive advantage. This network can assist Star in identifying new acquisition targets, finding suitable managers, and securing international capital. Additionally, its directors and executive officers bring executive, investment, and operational experience in managing and growing small and middle-market companies in the defense sector. Star believes this combined expertise gives it a significant edge in evaluating future business and acquisition opportunities.

●	Value Proposition for Business Owners. Star employs a creative, flexible approach by tailoring each acquisition structure to meet the specific liquidity needs and certain qualitative objectives of a target’s owners and management team. Star is open to providing a complete exit strategy to its sellers or providing opportunities to retain incumbent management. In this effort, Star believes that its company is an appealing buyer for small business owners and managers. As a result, Star believes business owners and managers will find it to be a dynamic, value-added buyer that brings resources to achieve their strategic, capital and operating needs, resulting in value creation for the operating subsidiary.

Human Capital

Star has one full-time employee. As indicated below, Star’s operating subsidiary Rimon employs 14 people: three technicians, two engineers, two assembly workers, three sales employees, one customer support employee, one financial bookkeeper, and two management employees. None of our employees or any of our subsidiary’s employees are represented by labor unions, and we believe that we have an excellent relationship with such employees.

Sales and Marketing

Star markets its generators, masts, lightning and utility vehicles through our websites and by working with our internal sales team that offers relevant off-the-shelf or tailor-made solutions based on specific client needs and requests. In the future, Star intends to utilize numerous avenues to promote its business, including digital marketing across social media channels, Web3 reservation systems, and various modes of advertisements.

Legal Proceedings

From time to time, Star and its subsidiaries may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Government Regulation

The following is a list of government regulations which may apply to Star now or in the future as it continues to carry out its business:

●	Approval of U.S. and Other Defense Acquisitions. Many countries, including Israel, require governmental approval of acquisitions of local defense companies or assets by foreign entities. Mergers and acquisitions of defense-related and other potentially sensitive businesses in the U.S. are subject to the Foreign Investment Risk Review Modernization Act of 2018 (FIRRMA). Under FIRRMA, its future acquisitions of defense-related and other potentially sensitive businesses in the U.S., if any, may require review, and in some cases approval, by the Committee on Foreign Investment in the U.S. (CFIUS). CFIUS has the authority to impose additional restrictions through National Security Agreements (NSA) as part of its review and approval of the acquisitions.

●	Procurement Regulations. Solicitations for procurement by governmental purchasing agencies in Israel, the U.S. and other countries are governed by laws, regulations and procedures such as those relating to procurement integrity, including due diligence, avoiding conflicts of interest and corruption, and meeting information assurance and cyber-security requirements. Such regulations also include provisions relating to the avoidance of human trafficking and counterfeit parts in the supply chain. In view of the ongoing conflict between Russia and Ukraine, various countries and organizations have adopted specific sanctions and regulations to restrict, among other things, the use of certain goods and technologies originating from Russia. Similarly, the United Stated has adopted specific regulations to restrict, among other things, the procurement of goods or services from specific Chinese entities. Such regulations may apply to us as well as to our supply chain.

●	Anti-Bribery/Corruption Regulations. Star may conduct operations in a number of markets that are considered high risk from an anti-bribery/anti-corruption compliance perspective. Laws and regulations such as the Israel Penal Code, the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and corresponding legislation in other countries, prohibit providing personal benefits or bribes to government officials in connection with the governmental procurement process. Israeli defense exporters are required to maintain and follow an anti-bribery/corruption compliance program.

●	Cybersecurity and Data Privacy Regulations. Certain data relating to employees, customers and supply chain that we may receive and maintain, now or in the future, directly or indirectly, is subject to data privacy regulations, including those of the European General Data Privacy Regulation and corresponding Israeli legislation. There has also been an increased focus on cybersecurity, as global privacy, cybersecurity and data protection-related laws and regulations are evolving, extensive, and complex. Star may also be required to comply with expanding and increasingly complex cybersecurity regulations and guidelines in the United States, Israel and elsewhere with respect to reporting adverse events and additional requirements for avoiding or responding to an adverse event.

●	Audit Regulations. In the future, the Israeli Ministry of Defense may audit the books and records of our Israeli defense contractor subsidiaries. Such books and records and other aspects of projects related to U.S. defense contracts, if any, will also be subject to audit by U.S. government audit agencies. Such audits review compliance with government contracting cost accounting and other applicable standards. If discrepancies are found this could result in a downward adjustment of the applicable contract’s price as well as potential penalties. Some other customers have similar rights under specific regulations or contract provisions.

●	Competition Laws. Competition laws and regulations in Israel, the U.S. and other countries often require governmental approvals for transactions that are considered to limit competition. Such transactions may include the formation of joint venture entities, cooperative agreements for specific programs or areas, as well as mergers and acquisitions.

●	Environmental, Health and Safety Regulations. Star may become subject to a variety of environmental, health and safety laws and regulations in the jurisdictions in which we have operations. This potentially includes regulations relating to air, water and ground contamination, hazardous waste disposal and other areas with a potential environmental, health or safety impact. Increased public concern may result in more international, U.S. federal, and/or regional requirements to reduce or mitigate the effects of climate change, such as regulating greenhouse gas emissions, policies mandating or promoting the use of renewable or zero-carbon energy and sustainability initiatives, and additional taxes on fuel and energy. Legislation or regulations may be enacted or promulgated in any jurisdiction in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations. In January 2023, the European Corporate Sustainability Reporting Directive (CSRD) came into force, which requires in-scope companies, among other things, to make sustainability reports including certain mandatory disclosures and other voluntary disclosures on impacts, risks, and opportunities in relation to sustainability matters identified as material by the relevant entity. On March 6, 2024, new SEC rules on climate-related disclosure were adopted which may subject us to burdensome and potentially costly emissions and other data gathering and reporting requirements. We will continue to assess the potential impact of the CSRD and SEC rules on our business and subsidiaries, if any.

B. Rimon Agencies Ltd., Star’s Israeli Defense Business

Star’s defense military technology business is operated by B. Rimon Agencies Ltd., an Israeli limited liability company and our indirect, wholly owned operating subsidiary that it acquired on February 15, 2024.

Through Rimon, Star operates in two primary lines of business:(i) the purchase and sale of generators, masts, and lightning products and solutions, which it acquires through exclusive distributorship agreements with key third-party suppliers. Most of these products are sold to defense, security, and military clients in Israel, including Refeal, the manufacturer of anti-rocket systems like Iron Dome, Israel Aviation Industries and Elbit Systems, two major Israeli defense companies with global reach, the Israeli Ministry of Defense, the Israeli Police, and other security-related entities; and (ii) the engineering, design, production, integration, and maintenance of special tactical vehicles and trailers, including reconnaissance vehicles, mobile command and control vehicles, firefighting trailers, energy and lighting trailers, mobile bank branches, and satellite broadcast mobility platforms which are primarily sold to special defense forces, intelligence agencies, the Israeli Defense Forces, municipalities, and other governmental and security-focused clients.

The Defense Industry

The primary geographic market focus as of the date hereof is Israel where the majority of its customers are located and operate. Star believes that Israel is a heavyweight in the global defense market, primarily due to its advanced military industries, with the country specifically accounting for 2.3% of global military exports (Observer Research Foundation, the strategic and military-technological significance of Israel). Israel was the 10th largest defense exporter from 2018 to 2022, with the U.S. and United Kingdom being among those customers that implemented Israeli defense systems such as the ‘Trophy’ Active Protection system, which creates a neutralization bubble around military vehicles and rapidly detects, classifies and engages all known chemical energy (CE) threats including recoilless rifles, ATGMs, AT rockets, HEAT tank rounds, and RPGs. Israel has a strong missile defense system and is one of few countries with successful experience in a multi-tiered missile defense system. There have also been multiple sales between Israel and national providers of defense technologies. For example, the U.S. approved the sale of David’s Sling, a complete air defense system designed to defeat the full spectrum of long range air and missile threats, by Israel and the private company Rafael Advanced Defense Systems Ltd., manufacturer of the David’s sling system, to Finland on August 2, 2023, a project that was valued at more than 300 million euros, marking a key development in Israel’s medium-tier missile defense offerings.

Further, the market size for the defense industry was approximately $76.1 billion in the U.S. in 2022 and is estimated to grow to $184.7 billion by 2027. Further, it is estimated that the compound annual growth rate for the defense technology market will be approximately 15.9% from 2022 to 2027 (PitchBook, Emerging Tech Research). It has also been estimated that approximately $135.3 billion was invested in the defense industry from 2016 to 2022. While we do not currently have any United States operations or customers, and do not have any current plans to enter the United States defense industry, we may and intend to do so in the future via directed sales and marketing efforts, or via the acquisition of complimentary United States defense industry businesses.

Digital RFQ

Through our Digital RFQ subsidiary, we currently aim to provide cross-border payment and transactions solutions to institutional investors, and offer blockchain-enabled financial services solutions to institutional investors in a secure, compliant and globally accessible manner. The blockchain-enabled payment gateway we have developed has the capability to deliver global cross-border transfers of fiat currencies using blockchain rails. Digital RFQ currently offers payment and settlement services, including those utilizing blockchain networks, but does not provide custody or wallet services with respect to digital assets, and does not hold digital assets, reducing the risks and regulatory burden on its business. In future, Digital RFQ plans to offer a white-labelled digital bank with end-to-end digital banking solutions for international business. We are uncertain as to when we will be able to offer these products and intend to evaluate potential strategic opportunities for DigiClear which may include the sale of the assets or a joint venture, of which there is no guarantee. Our competitors in this product category are banks and other financial institutions, and we intend to compete by offering faster and more reliable products using more advanced technology. Products and services offered by Digital RFQ are distributed through our website.

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

DigiClear

Through DigiClear, we plan to develop technology that offers a custody and settlement utility operating system aiming to deliver value and a high-functioning automated post-trade solution. DigiClear aims to provide clients with the means to transfer underlying assets to alternative custodians at any time. We intend for DigiClear to use hardware security modules to offer technology that can secure client assets to block any unwanted modification of client settlement instructions or transfers. We expect that the transfer process that DigiClear’s technology will offer will be fully automated, monitored and can be processed within milliseconds. We are uncertain as to when we will be able to offer these products and intend to evaluate potential strategic opportunities for DigiClear which may include the sale of the assets or a joint venture, of which there is no guarantee. Our competitors in this product category are banks and other financial institutions and smaller financial technology companies, and we intend to compete by offering faster and more reliable products using more advanced technology. Assuming we are offering DigiClear products and services once commercially developed these will be distributed through our website.

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

Due to non-payment by TCM under the GSA, the Company has advised TCM that the GSA has been terminated. The Company has historically generated substantially most of its revenue through the services rendered under the GSA. On September 30, 2024, the Company, TCM and FXDirectDealer LLC (“FXDD”) entered into a Release Agreement pursuant to which the parties confirmed that the GSA between the Company and TCM and the General Services Agreement dated May 24, 2016, as amended (“FXDD GSA”) between the Company and FDDD were terminated effective January 1, 2024. The parties further confirmed that there are no obligations or liabilities outstanding or owed between the parties as of September 30, 2024 and each party released and forever discharged the other party from any and all claims, demands, damages, actions, causes of action, or suits of any kind or nature whatsoever, both known and unknown, which have arisen or may arise from the GSA or the FXDD GSA.

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

Corporate Office

Nukkleus’s principal executive office is 575 Fifth Ave, 14th Floor, New York, New York 10017. Our main telephone number is 212-791-4663.

Employees

We have the equivalent to approximately 12 employees, of which 11 employees work for Digital RFQ and one employee works for Nukkleus.

Item 1A. Risk Factors.

Risks Related to Nukkleus’s Business

Failure to complete the acquisition of Star may result in paying a termination fee to Star and could harm our common stock price and future business and operations.

If the acquisition of Star is not completed, we are subject to the following risks:

●	if the Star Agreement is terminated under specified circumstances, we could be required to pay Star a termination fee of $1.0 million;

●	the price of our common stock may decline and could fluctuate significantly; and

●	costs related to the proposed acquisition, such as legal and accounting fees, a majority of which must be paid even if the agreement is not completed.

If the Star Agreement is terminated and the board of directors of the Company determines to seek another business combination, there can be no assurance that we will be able to find another third party to transact a business combination with, yielding comparable or greater benefits.

If the conditions to the Star Agreement are not satisfied or waived, the acquisition may not occur.

Even if the Star acquisition is approved by the stockholders of the Company, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the acquisition. These conditions are set forth in the Star Agreement. We cannot assure you that all of the conditions to the consummation of the acquisition will be satisfied or waived. If the conditions are not satisfied or waived, the acquisition may not occur or the closing may be delayed.

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

In our recent acquisitions, including our acquisition of Match and our proposed acqisition of Star, our business has become increasingly complex by expanding the services we offer to include financial services and payment processing services. To effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, and managing an employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud, though we have experienced no such material errors, omissions or fraud in the past. For example, our employees may fail to identify transaction errors or fraudulent information provided by our customers. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.

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

The largest customer of our FX operations which is no longer operating, TCM, provided significant contribution to our revenue. For the year ended September 30, 2024, our largest customer, TCM, represented 81.1% of our revenue. The agreement with TCM has been terminated which could potentially have an adverse affect on our operations.

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

Our risk management and compliance framework is key to our operations and is designed to address Anti Money Laundering (“AML”) and Counter Terrorist Finance (“CTF”) considerations consistent with our authorization by the Financial Conduct Authority as an Electronic Money Directive Agent, among others. The key elements of the regulatory framework that impact us include, but are not limited to, the following U.K. legislation:

●	The European Union 5th and 6th Money Laundering Directives. The main components of the 5th Money Laundering Directive was to (i) grant access to the general public to beneficial ownership information of EU based companies; (ii) requires regulated entities to consult the beneficial ownership register when performing AML due diligence; (iii) obliges EU member states to create a list of national public offices and functions that qualify as politically exposed persons (PEP); and (iv) introduces strict enhanced due diligence measures for financial flows from high risk third countries. The 6th Money Laundering Directive introduced a harmonized list of 22 predicate offences that constitute money laundering and expanded its regulatory scope and criminal definition to include “aiding and abetting”. Regulated entities such as Digital RFQ are required to ensure that their AML/CFT programs address those offences. Criminal liability for those laundering money has been extended to legal persons, which means that organizations can be punished for offences committed by the people that work for them. The change means that responsibility for corporate criminal conduct falls on management personnel in addition to individual employees.

●	The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer), Regulation 2017.

●	Proceeds of Crime Act 2002. Digital RFQ is required to ensure sufficient controls are in place to enable its employees to recognize money laundering.

●	Terrorism Act 2000 and Counter Terrorism Act 2008. Digital RFQ is required to ensure sufficient controls are in place so that the firm can recognise terrorist financing.

●	Fraud Act 2006. Digital RFQ is required to ensure controls are in place to identify the risk of both internal and external fraud and the necessary controls are implemented.

●	Bribery Act 2010. Digital RFQ is required to ensure controls are in place to identify the risk of bribery and corruption and the necessary controls are implemented.

The primary objectives in establishing our AML/CTF policy are to:

●	Conduct regular assessments to continually understand the money laundering and terrorist financing (“ML/TF”) risks associated with our business activities;

●	Prevent Digital RFQ’s services from being used for tax evasion purposes;

●	Ensure Digital RFQ has appropriate controls to mitigate the ML/TF and tax evasion risks faced by the business;

●	Establish minimum standards of customer due diligence to be obtained for all entities we conduct business with, including to:

●	Identify and verify legal existence;

●	Understand who are the natural persons that ultimately own or control the entity;

●	Understand the risks posed by higher risks clients, business relationships or transactions; and

●	Establish standards to allow us to identify unusual or potential suspicious behavior and report suspicions of ML/TF or other financial crime, as advised by law.

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

Digital RFQ undertakes ongoing monitoring regardless of the customer risk level and whether the onboarding process involved simple, standard or enhanced due diligence. This is carried out using a risk-based approach that focuses on reviewing customer data and monitoring transactions:

Low risk factors	Normal risk factors	High risk factors
Simplified Due Diligence at onboarding, with ongoing DD monitoring conducted on a real-time suspicion basis only.	Standard Due Diligence at onboarding and then real time transaction checks as well as full customer review every couple of years.	Enhanced Due Diligence at onboarding and then real time transaction checks as well as retrospective transaction checks on a monthly basis. A full customer review every 6 months.

All checks with regards to Peps, Sanctions and adverse media take place and are refreshed every 6 months.	All checks with regards to Peps, Sanctions and adverse media take place and are refreshed every 3 months or every transaction in some circumstances.	All checks with regards to Peps, Sanctions and adverse media take place and are reviewed every transaction that takes place.

Transaction monitoring on a daily basis	Transaction monitoring on a daily basis	Transaction monitoring on a daily basis

Wallet verification and analysis when we whitelist the wallet	Wallet verification and analysis every transaction	Wallet verification and analysis on a regular basis

KYC refresh every 12 months for updated KYC for Directors, Shareholders, UBO’s	KYC refresh every 6 months for updated KYC for Directors, Shareholders, UBO’s	KYC refresh every 3 months for updated KYC for Directors, Shareholders, UBO’s

6 month review of client and transactions	6 month review of client and transactions	Monthly review of client and transactions

Internal	External

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

Raised by nominated officer to the National Crime Agency (NCA)

Can contain details identified in internal SAR or from risk assessments

Must wait for approval from NCA to continue

Details of all SARs (internal and external) must be recorded

Company must have documented procedures

The client risk rating reflects DRFQ’s assessment of the money laundering and terrorist financing risk the client poses and is determined by a combination of factors including:

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

In addition, actions by, or unfavorable publicity about, Menachem Shalom, a director and Chief Executive Officer, or other officers and managers of Nukkleus and its subsidiaries may adversely impact our brand and reputation. Such negative publicity also could have an adverse effect on the size and engagement of our customers and could result in decreased revenue, which could have an adverse effect on our business, operating results, and financial condition. Further may be the target of social-media campaigns criticizing actual or perceived actions or inactions that are disfavored by our customers, employees, or society at-large, which campaigns could materially impact our customers’ decisions to use our products and services. Any such negative publicity could have an adverse effect on the size, activity, and loyalty of our customers and result in a decrease in net revenue, which could adversely affect our business, operating results, and financial condition.

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

Our ability to achieve and maintain profitability is based on numerous factors, many of which are beyond our control. We may not be able to generate sufficient revenue to maintain profitability in the short or long-term. Our revenue growth may slow, or our revenue may decline for a number of other reasons, including reduced demand for our offerings, increased competition, a decrease in the usage of blockchain technologies generally, or any failure to capitalize on growth opportunities.

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

We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Menachem Shalom, our Chief Executive Officer and a director and other key service providers across finance, compliance, legal, talent and marketing.

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

Our business is subject to laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, which may include those governing financial services and banking, securities, broker-dealers, cross-border and domestic money transmission, blockchain technologies, privacy, data governance, data protection, cybersecurity, fraud detection, payment services, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing.

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

We are subject to complex and evolving laws, regulations, and industry requirements related to data privacy, data protection and information security across different markets where we conduct our business, including in the European Economic Area, such laws, regulations, and industry requirements are constantly evolving and changing. Our actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies/notices could harm our business by impairing customer trust and could subject us to fines and reputational harm.

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

In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the effects of the COVID-19 pandemic resulted in difficulties and changes to our customer support, and created operational challenges, which have in the past, adversely impacted our business and operating results.

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

Item 1C. Cybersecurity.

At this time, the Company does not have formal processes in place for assessing, identifying, and managing material risks from cybersecurity threats. Our approach to cybersecurity is currently informal and primarily reactive, involving basic security measures such as:

●	Basic Security Software: We use standard antivirus and anti-malware software for protection against common threats.

●	Password Policies: Simple password policies are in place to protect access to our systems.

However, we recognize the importance of cybersecurity and are in the process of developing more robust strategies. We plan to:

●	Develop a Cybersecurity Framework: Establish a formal risk assessment process to identify vulnerabilities.

●	Engage Cybersecurity Expertise: Consider hiring or consulting with cybersecurity professionals to guide our strategy.

●	Implement Training: Begin employee training on cybersecurity awareness to prevent common threats like phishing.

We acknowledge that the absence of comprehensive cybersecurity processes could potentially expose the company to risks, which might materially affect our operations, financial condition, or strategic decisions in the future. We are committed to improving our cybersecurity posture as our resources allow.

Governance

●	Board Oversight: Currently, our sole director does not have a formal structure for overseeing cybersecurity risks. We plan to review this oversight in the near future to ensure appropriate governance is established.

●	Management’s Role: Day-to-day management of cybersecurity is handled by our IT staff, who do not have specialized training in cybersecurity. We are considering enhancing this role or outsourcing to professionals with specific cybersecurity expertise.

●	Expertise: Our current management and Board do not have in-depth cybersecurity expertise. We are considering educational opportunities or consulting to address this gap.

Material Effect from Cybersecurity Threats

To date, no known cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, due to our limited cybersecurity measures, we acknowledge that our company could be at higher risk of material impact from cybersecurity threats. We are actively working to mitigate these risks.

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

Holders of Our Common Stock

As of January 10, 2025, there were 59 holders of record   of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Stock Option Grants

The Company did not grant stock options during the year ended September 30, 2024.

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

X Group – June 2024

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

East Asia

On August 1, 2024, the Company issued a Senior Unsecured Promissory Note (the “East Asia Note”) in the principal amount of $515,000 to East Asia Technology Investments Limited (“East Asia”) in consideration of cash proceeds in the amount of $412,075. The East Asia Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under East Asia Note, the Company issued East Asia a Stock Purchase Warrant (“East Asia Warrant”) to acquire 175,000 shares of common stock at a per share price of $2.00 for a term of five years that may be exercised on a cash or cashless basis. East Asia shall have the right to convert the principal and interest payable under the East Asia Note into shares of common stock of the Company at a per share conversion price of $2.00.

Vallis/Worsley

On November 8, 2024, the Company entered into Settlement Agreement and Release with each of Craig Vallis and Oliver Worsley providing that the Company will issue 125,000 and 75,000 shares of common stock, respectively, in consideration of each party releasing the Company for compensation owed for services.

Standby Equity Purchase Agreement

On December 3, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (the “Investor”) pursuant to which the Company has the right to sell to the Investor up to $10 million of shares of its common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of common stock to the Investor under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to the Investor under the SEPA except in connection with notices that may be submitted by the Investor, in certain circumstances as described below.

In connection with the SEPA, and subject to the conditions set forth therein, the Investor has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $2.0 million (the “Pre-Paid Advance”), which was to be advanced to the Company in three tranches. The first tranche of the Pre-Paid Advance, in the amount of $0.50 million, was disbursed to the Company on December 3, 2024 (the “YA Note”). On December 19, 2024, the Company and YA II PN Ltd. (the “Investor”) entered into a Termination Agreement pursuant to which the SEPA and the Registration Rights Agreement were terminated provided that such termination had no effect or bearing on, and shall in no way alter in any way the YA Note or any portion of the SEPA or the Registration Rights Agreement related to the Note, or any rights of the Investor or obligations of the Company related to the Note.

Private Placement - December 2024

On December 18, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor (the “Purchaser”) agreed to purchase from the Company 1,666,666 units for an aggregate purchase price of $10,000,000 or a per unit price of $6.00 with each unit consisting of (i) one share (the “Shares”) of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) and (ii) a common stock purchase warrant to purchase up to one and one half shares of Common Stock (the “Common Warrant”). At the discretion of the Purchaser, it may elect to acquire one pre-funded common stock purchase warrant in lieu of one Share (the “Pre-Funded Warrant”). Each Share and accompanying Common Warrant is being sold together at a combined offering price of $6.00 per Share and Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant will have an exercise price of $6.00 per share, are immediately exercisable on a cash or cashless basis and will expire five (5) years from the date of issuance. The Units were priced in excess of the average Nasdaq Official Closing Price of the Company’s common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Securities Purchase Agreement. The Private Placement closed on December 20, 2024.

The Securities Purchase Agreement contains customary representations, warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties thereto. Pursuant to the Securities Purchase Agreement, the Company is required to register the resale of the Shares and the shares issuable upon exercise of the Common Warrant and the Pre-Funded Warrant. The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 15 days of the date of the Securities Purchase Agreement (the “Filing Deadline”) and to use commercially reasonable efforts to have the registration statement declared effective within 45 days of the closing of the Private Placement or 75 days in the event of a full review (the “Effectiveness Deadline”). In certain circumstances including, but not limited to, if the Company misses the Filing Deadline or the Effectiveness Deadline, then the Company will be required to pay to the Purchasers an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 5.0% multiplied by the aggregate purchase price.

Pursuant to a Placement Agency Agreement, dated December 18, 2024, between the Company and Dawson James Securities Inc. (the “Placement Agent”) entered into in connection with the Private Offering, the Placement Agent acted as the sole placement agent for the Private Placement and the Company has paid customary placement fees to the Placement Agent, including a cash fee equal to 7.0% of the gross proceeds raised in the Private Placement and 4.0% on all proceeds from the exercise of the Common Warrants. Pursuant to the Placement Agency Agreement, the Company has also agreed to reimburse certain expenses of the Placement Agent incurred in connection with the Private Placement.

Equity Compensation

In order to compensate various executive officers, directors and consultants of the Company who have provided services to the Company for an extended period of time with limited compensation, the Company issued an aggregate of 1,337,500 restricted stock grants consisting of restricted shares of common stock under its stock incentive plans on December 16, 2024 prior to the market opened on such date of which Menachem Shalom received 500,000 shares of common stock, Anastasiia Kotaieva received 150,000 shares of common stock and each of the directors of the Company received 10,000 shares of common stock. To date, prior to the restricted stock grant, the directors of the Company have not received any compensation for their service and Mr. Shalom has not received an equity award for his service. The shares of common stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. The sale of the shares of common stock did not involve any public offering and each participant either received or had access to adequate information the Company. No advertising or general solicitation was made in connection with the issuance of the shares of common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our financial condition, operating results, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise requires, references in this “Management’s Discussion and Anlalysis of Financial Condition and Results of Operations” to “Nukkleus”, “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of Nukkleus, Inc and its consolidated subsidiaries, and (ii) prior to the Business Combination, Old Nukk (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

Overview

We are a financial technology company was historically focused on providing software, technology solutions, customer sales and marketing, and risk management technology hardware and software solutions packages for the worldwide retail foreign exchange (“FX”) trading industry and payment services from one fiat currency to another or to digital assets.

In January 2024, we ceased providing our general support services to customers, terminating our existing customer and supplier contracts with a related party, and shifted our focus to our payment services business. In November 2024, we entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder and one of our subsidiaries to sell the subsidiary that operates the payment services business to the shareholder in consideration of GBP 1,000 (approximately $1,338 at September 30, 2024).

In December 2024, we entered into a Securities Purchase Agreement and Call Option (the “Star Agreement”) with Star 26 Capital Inc. (“Star”), the shareholders of Star (“Star Equity Holders”) and an officer of Nukkleus, acting in his capacity as the representative of the Star Equity Holders, to acquire a controlling 51% interest in Star, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products.

As a result of the Settlement Agreement and subject to the closing of the acquisition of Star, our business will be focused on the defense sector.

Recent Developments

Executive Change: On July 24, 2024, The Company’s Chief Executive Officer (the “Original CEO”) resigned from his management position at the Company and from the Board. The Chief Operating Officer, and a director of the Company, was appointed as the new Chief Executive Officer (the “New CEO”) effective July 24, 2024. Effective September 4, 2024, the New CEO resigned from his position as Chief Executive Officer and from the Board, and another individual was appointed as Chief Executive Officer (the “Current CEO”) as well as being appointed to the Board.

Reverse stock split: Effective October 24, 2024, the Company amended its amended and restated certificate of incorporation to implement a one-for-eight reverse stock split of its common stock (the “2024 Reverse Stock Split”) and increase the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000.

Conversion Agreement: On November 8, 2024, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with the Lender, as later amended on November 14, 2024, to convert outstanding principal and interest totaling $771,085 payable under the Lender’s convertible notes payable into 319,952 shares of the Company’s common stock. Pursuant to the Conversion Agreement, the Company issued an additional warrant to purchase 351,424 shares of the Company’s common stock exercisable for a period of five years at an exercise price of $2.41 per share (the “November 2024 Warrant”) in exchange for the cancellation of the Lender’s convertible notes payable. Further, the Company and the Lender entered into a letter agreement providing that the Lender may not exercise the June 2024 Warrant in the event such exercise would result in the Lender holding in excess of 19.9% of the Company’s outstanding shares of common stock as of November 8, 2024.

Sales of Securities: On November 8, 2024 and November 18, 2024, the Company entered into securities purchase agreements pursuant to which the Company sold 110,707 and 138,556 shares of the Company’s common stock at a purchase price of $2.09456 and 1.7765 per share, respectively, for aggregate gross proceeds of $231,882 and $246,145, respectively. The purchase price per share includes a 5.0% discount from the closing price of the Company as listed on Nasdaq as of the business day immediately prior to the closing date of each securities purchase agreement.

Disposition of Subsidiary: On November 8, 2024, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder of the Company and a subsidiary of the Company to sell the subsidiary to the shareholder or his nominee subject to the Company obtaining shareholder approval (the “Settlement Agreement”). The Settlement Agreement requires the Company to pay $61,000 to the shareholder of the Company by November 15, 2024. As required by the Settlement Agreement, a Share Purchase Agreement was entered into between the same parties dated December 23, 2024 providing that the Company, subject to it obtaining shareholder approval, will sell the subsidiary to the officer of the Company in consideration of GBP 1,000 (approximately $1,338 at September 30, 2024). In accordance with the terms of the Settlement Agreement, separate settlement agreements were entered into with two shareholders of the Company, pursuant to which the Company will issue an aggregate 200,000 shares of the Company’s common stock in consideration of each party releasing the Company for compensation owed for services.

Exit and Settlement Agreement: On November 8, 2024, the Company entered into an exit and settlement agreement (the “Exit and Settlement Agreement”) with three directors of the Board, under which each director resigned effective immediately. As required by the Exit and Settlement Agreement, the Company issued 46,700 fully vested shares of the Company common stock to each former direct in exchange for past services rendered.

Bylaws Amendment: On November 8, 2024, the Board approved an amendment to the Company’s Bylaws to decrease the quorum requirement from a majority to one-third of the voting power that was effective immediately.

Standby Equity Purchase Agreement: On December 3, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with an investor (the “Investor”) pursuant to which the Company has the right, at its option, to sell to the Investor up to $10 million of shares of the Company’s common stock, subject to certain limitations and conditions set forth in the SEPA, during the term of the SEPA. In connection with the SEPA, the Investor agreed to advance to the Company in the form of convertible promissory notes (the “SEPA Convertible Notes”) an aggregate principal amount of $2.0 million, which was to be advanced to the Company in three tranches. The first tranche of $500,000, was disbursed to the Company on December 3, 2024 (the “December 2024 Note”).

On December 19, 2024, the Company and the Investor entered into a Termination Agreement pursuant to which the SEPA and the Registration Rights Agreement were terminated. Accordingly, the Investor’s obligation to advance the Company additional amounts ceased.

Securities Purchase Agreement: On December 15, 2024, the Company entered into a Securities Purchase Agreement and Call Option with Star 26 Capital Inc. (“Star”), the shareholders of Star (“Star Equity Holders”) and an officer of the Company acting in his capacity as the representative of the Star Equity Holders, (the “Star Agreement”) to acquire a controlling 51% interest in Star, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products, in exchange for an aggregate investment of $15,000,000 that consists of:

●	A minimum amount of $5,000,000 in cash, less the amounts owed pursuant to Seller Notes, which shall be forgiven and cancelled as of the closing of the transaction

●	a promissory note in the principal amount of $10,000,000, which shall be reduced if the Company provides cash in excess of $5,000,000 maturing in 12 months following the closing (the “Investment Note”)

●	2,385,170 shares of the Company’s common stock issued to the Star Equity Holders which shall constitute approximately 29.75% of the issued and outstanding capital of the Company on a fully diluted basis, excluding the out of the money warrants

●	6,907,859 stock purchase warrants with a five year term and an exercise price of $1.50 per share

The Star Equity Holders granted the Company an option (the “Option”) to purchase the balance of their equity in Star (49.0%) for an aggregate $16,084,250 (the “Option Exercise Price”) in consideration for the issuance to the Star Equity Holders five-year stock purchase warrants to purchase an aggregate of 720,000 shares of the Company’s common stock with an exercise price of $1.50 per share. The Option Exercise Price to be paid by the Company to the Star Equity Holders consists of

●	$3,000,000 in cash,

●	a promissory note in the principal amount of $3,000,000, which accrues interest at 8.0% per annum and is due and payable six months after the issuance thereof,

●	2,385,170 shares of the Company’s common stock issued to the Star Equity Holders

●	5,109,789 stock purchase warrants with a five-year term and an exercise price of $1.50 per share

If, for a period of 12 months after the closing of the Star Agreement, the Company’s shares of common stock are delisted from Nasdaq, Star shall have the right, at its own discretion, to require the Company to exchange the Investment Note for all the shares of Star then held by the Company, provided, however, the Option shall be automatically cancelled and Star shall retain any cash payments made by the Company to Star and the Company shall retain an equity interest in Star equivalent to all cash payments. The closing of the Transaction is subject to customary closing conditions, including regulatory approvals, third-party consents, fairness opinion, and approval by the Company’s shareholders as required under applicable Nasdaq listing rules.

If the Star Agreement is canceled because stockholder approval was not obtained within 90-days after the date of the Star Agreement and the failure was a result of the Company failing to perform or observe the covenants or agreements of the Company provided for in the terms of the Star Agreement, the Seller is entitled to damages of $1,000,000 from the Company.

As a result of the Settlement Agreement and subject to the closing of the acquisition of Star, the Company’s business will be focused on the defense sector.

Private Placement: On December 18, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor (the “Purchaser”) agreed to purchase from the Company 1,666,666 units for an aggregate purchase price of $10,000,000 or a per unit price of $6.00 with each unit consisting of (i) one share (the “Shares”) of the Company’s common stock and (ii) a stock purchase warrant to purchase up to one and one half shares of the Company’s common stock (the “December 2024 PIPE Warrant”). At the discretion of the Purchaser, it may elect to acquire one pre-funded common stock purchase warrant in lieu of one Share (the “Pre-Funded Warrant”). Each Share and accompanying December 2024 PIPE Warrant is being sold together at a combined offering price of $6.00 per Share and December 2024 PIPE Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The December 2024 PIPE Warrant will have an exercise price of $6.00 per share, are immediately exercisable on a cash or cashless basis and will expire five years from the date of issuance. The Units were priced in excess of the average Nasdaq Official Closing Price of the Company’s common stock for the five trading days immediately preceding the signing of the Securities Purchase Agreement. The Private Placement closed on December 20, 2024.

The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 15 days of the date of the Securities Purchase Agreement (the “Filing Deadline”) and to use commercially reasonable efforts to have the registration statement declared effective within 45 days of the closing of the Private Placement or 75 days in the event of a full review (the “Effectiveness Deadline”). In certain circumstances including, but not limited to, if the Company misses the Filing Deadline or the Effectiveness Deadline, then the Company will be required to pay to the Purchasers an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 5.0% multiplied by the aggregate purchase price.

Pursuant to a Placement Agency Agreement (the “PAA”), dated December 18, 2024, between the Company the placement agent entered into in connection with the Private Offering, the Company has paid customary placement fees to the placement agent, including a cash fee equal to 7.0% of the gross proceeds raised in the Private Placement and 4.0% on all proceeds from the exercise of the December 2024 PIPE Warrants. Pursuant to the PAA, the Company has also agreed to reimburse certain expenses of the placement agent incurred in connection with the Private Placement.

Incentive Equity Grants: On December 16, 2024, the Company issued an aggregate of 1,337,500 restricted stock grants consisting of restricted shares of common stock under its stock incentive plans to various executive officers, directors and consultants of the Company who have provided services to the Company for an extended period of time with limited compensation.

Comparability of Financial Information

Our historical operations and statements of assets and liabilities may not be comparable to our operations and statements of assets and liabilities as a result of the Business Combination and becomes a public company.

Business Combination and Public Company Costs

On December 22, 2023, we consummated the merger contemplated by the Business Combination, with Old Nukk surviving the merger as a wholly-owned subsidiary or Brilliant.

Upon the closing of the Business Combination, Brilliant’s certificate of incorporation was amended and restated to, among other things, set the total number of authorized shares of capital to 55,000,000 shares, of which 40,000,000 shares were designated common stock, $0.0001 par value per share, and of which 15,000,000 shares were designated preferred stock, $0.0001 par value per share.

Upon the consummation of the Business Combination, each share of Old Nukk common stock issued and outstanding was cancelled and converted into the right to receive a pro-rata portion of 1,312,494 shares of the Company’s common stock. Additionally, a backstop pool of 26,668, 40% of the aggregate number of Brilliant Ordinary shares and Brilliant Rights in accordance with the terms of the merger agreement, was issued to certain holders of Brilliant Ordinary Shares, Brilliant Rights, and Brilliant Warrants.

Old Nukk was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805. The determination was primarily based on Old Nukk’s shareholders prior to the Business Combination having a majority of the voting interests in the combined company, Old Nukk’s ability to exert control over the majority of the board of directors of the combined company, and given the board of directors election and retention provisions, Old Nukk’s ability to maintain control of the board of directors on a go-forward basis, Old Nukk’s senior management comprising the senior management of the combined company; and old Nukk’s operations prior to the Business Combination comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Old Nukk issuing stock for the net assets of Brilliant, accompanied by a recapitalization. The net assets of Brilliant are stated at historical cost, with no goodwill or other intangible assets recorded.

As a result of the Business Combination, we became a Nasdaq listed company, which will require us to hire additional personnel and implement procedures to address public company regulatory requirements and customary practices. We expect to incur annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance and legal fees.

Key Business Metrics

The key performance indicators outlined below are our financial services metrics that provide management with the most immediate understanding of the drivers of business performance and tracking of financial targets.

	Years Ended September 30,
Performance Indicator	2024	2023
Trading volume	$216,033,984	$432,114,695
Financial services revenue	$1,113,461	$2,097,642
Financial services profit (loss)	$848,516	$(768,141)
Average cost per trade	$170	$503
Average trade	138,929	75,863
Number of trades	1,555	5,696
Active clients	88	217
Clients removed	15	12
Gross trading margin	0.5%	0.5%
Gross margin	76.2%	(36.6)%

Trading volume. We define trading volume as the total U.S. dollar equivalent value of spot matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume represents the product of the quantity of assets transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity on our order books, trading health, and the underlying growth of the digital assets economy.

Generally, Trading Volume on our platform is primarily influenced by the price of digital assets, digital asset volatility, and macroeconomic conditions. In periods of high digital asset prices and digital asset volatility, we have experienced correspondingly high levels of Trading Volumes on our platform.

Financial services revenue represents the top-line revenue generated from trades, before considering the costs associated with the generation of financial services revenue.

Financial services profit (loss) is measured as financial services revenue, less costs which include amortization of intangible assets   which consist of license and banking infrastructure acquired on Match acquisition, introducing broker fees, banking, and trading fees incurred associated with delivery of our services. These intangible assets have been fully amortized as of September 30, 2023. For the year ended September 30, 2024, we saw a 50.0% decrease in trading volume over the year ended September 30, 2023. The decrease in trading volume had a similar effect on all other KPIs.

Average cost per trade is driven by financial services costs. Our average cost per trade decreased significantly as a direct result of zero amortization of intangible assets included in direct costs for the year ended September 30, 2024, as these assets have been fully amortized as of prior year.

Active clients represents the total number of clients that transacted within our financial services segment throughout the report period. For the years ended September 30, 2024 and 2023, we had 88 and 217 active clients, respectively.

Gross trading margin is a metric that measures financial services revenue to trading volume.

Components of Results of Operations

Revenue consists of general support services revenue and financial services revenue.

General support services revenue represents general support services revenue earned from an affiliate who has engaged us to provide general support services, including operational reporting and technical support infrastructure, website hosting and marketing solutions, accounting maintenance, risk monitoring services, new account processing and customer care and continued support. Support services revenue is provided for in the contract with the affiliate and recognized over the period the general support services are rendered.

Financial services revenue represents transaction revenue earned from customers who submit requests to process a payment to a third party, often involving exchanging one fiat currency to another or to a digital asset as part of the transaction. Transaction revenue is generated primarily from transaction fees applied to the amount of the transaction requested by the customer. The transaction fee earned is based on the price and quantity of the fiat or digital asset that is converted. Financial services revenue is recognized at the time the transaction completes. Financial services revenue is directly correlated with Trading Volume, which is driven by the number of conversion transactions requested by customers.

Cost of revenues consists of cost of revenue – general support services and cost of revenue – financial services.

Cost of revenue - general support services consists of costs paid to an affiliate that performs the general support services for our customer.

Cost of revenue – financial services consists of costs of completing our payment processing transactions, including broker fees, banking, and trading fees incurred associated with our financial services revenue. Additionally, for the year ended September 30, 2023, cost of financial services also included amortization of intangible assets which consist of license and banking infrastructure from an acquisition.

Operating expenses consist of advertising, professional fees, compensation and related benefits, amortization of intangible assets, other general and administrative, and impairment loss.

Advertising consists of advertising program costs. Advertising costs are expensed as incurred.

Professional fees consists of professional services, such as audit fees, legal service fees, advisory fees, and consulting fees., and software subscriptions for support services.

Compensation and related benefits consists of personnel related expenses incurred in operating our business, including cash compensation and our benefit programs.

Amortization of intangible assets consists of amortization expense recorded on acquired intangible assets with a definite useful life.

Bad debt expense – related parties consists of affiliate receivable balances that were written off after we expended exhaustive efforts at collection and have determined the associated balance to be uncollectible. Because this component fluctuates with market conditions, bad debt expense can vary widely between periods.

Other general and administrative consists of personnel-related expenses incurred to support our business, including executive, customer support, compliance, finance, human resources, legal, and other support operations, and include rent, filing fee, platform fee, travel and entertainment, miscellaneous taxes, and other miscellaneous items.

Impairment loss consists of impairment losses recognized on long-lived assets where there was a triggering event that indicated a long-lived assets carrying amount may not be recoverable. The impairment loss represents the amount the carrying value exceeds the fair value. Because these components fluctuate with market conditions, impairment loss can vary widely between periods.

Other (expense) income, net consists of interest expense, gain (loss) on extinguishment of liabilities, and other income.

Interest expense on debt include fixed interest rates, as well as amortization of debt discounts and issuance costs.

Gain (loss) on extinguishment of liabilities consists of liabilities with unrelated parties, including accounts payable and debt, where the carrying value of the liability exceeded or were less than, respectively, the fair value of the consideration transferred. Additionally, certain liabilities with related parties based on the facts and circumstances of each transaction would also be recognized as a gain (loss) on extinguishment as a component of other (expense) income, net.

Because these components fluctuate with market conditions, other (expense) income, net can vary widely between periods.

Results of Operations

The following table summaries the historical consolidated statements of operations data:

	September 30,	September 30,	Changes in
	2024	2023	Amount	Percentage
Revenue:
Revenue – general support services – related party	$4,800,000	$19,200,000	$(14,400,000)	(75.0)%
Revenue – financial services	1,113,461	2,097,642	(984,181)	(46.9)%
Total revenues	5,913,461	21,297,642	(15,384,181)	(72.2)%
Cost of revenue:
Cost of revenue – general support services – related party	4,650,000	18,775,000	(14,125,000)	(75.2)%
Cost of revenue – financial services	264,945	2,685,783	(2,600,838)	(90.8)%
Total cost of revenues	4,914,945	21,640,783	(16,725,838)	(77.3)%
Operating expenses:
Advertising	44,488	55,889	(11,401)	(20.4%)
Professional fees	6,734,162	2,423,773	4,310,389	177.8%
Compensation and benefits	958,648	822,625	136,023	16.5%
Amortization of intangible assets	13,813	273,711	(259,898)	(95.0)%
Bad debt expense – related parties	6,141,000	1,179,772	4,961,228	420.5%
Other general and administrative	893,198	449,988	433,210	98.5%
Impairment loss	391,217	11,914,322	(11,523,105)	(96.7)%
Total operating expenses	15,176,526	17,120,080	(1,943,554)	(11.4)%
Other (expense) income, net
Interest expense	(343,333)	-	(343,333)	100%
Interest expense – related parties	(206,733)	(1,776)	(204,957)	11,540.4%
Loss on extinguishment of vendor obligations	(288,835)	-	(288,835)	100%
Gain on extinguishment of vendor obligations	211,200	-	211,200	100%
Gain on termination of GSS GSA – related party	6,082,962	-	6,082,962	100%
Gain on extinguishment of due to affiliates	192,069	-	192,069	100%
Other income	12,160	36,569	(24,409)	(66.7)%
Total other (expense) income, net	5,659,490	34,793	5,624,697	16,166.2%
Net loss	$(8,518,520)	$(17,428,428)	$8,909,908	(51.1)%

Comparison For the Year Ended September 30, 2024 Versus the Year Ended September 30, 2023

Revenues

For the years ended September 30, 2024, we had revenue from general support services decreased $14,400,000, or 75.0%. The decrease was attributable to the customer contract being terminated January 1, 2024.

For the year ended September 30, 2024, financial services revenue decreased $984,181, or 46.9%. The decrease was attributable to a significant decrease in financial services revenue resulting from the closure of our primary USD Banking rails when Signature and Silvergate closed in March 2023.

Costs of Revenues

For the year ended September 30, 2024, our cost of general support services decreased $14,125,000, or 75.2%. The decrease was attributable to the supplier contract being terminated January 1, 2024.

For the year ended September 30, 2024, cost of financial services amounted to $264,945, as compared to $2,865,783 for the year ended September 30, 2023, a decrease of $2,600,838, or 90.8%. The decrease was primarily attributable to the $2,106,404 of amortization expense attributed to acquired intangible that were fully amortized during the year ended September 30, 2023. The remaining decrease of $494,434 was primarily attributable to the overall decrease in trading activity during the year ended September 30, 2024.

Gross Profit (Loss)

While our gross margin from general support services for the year ended September 30, 2024 decreased $275,000, or 64.7%, from the year ended September 30, 2023, our gross margin percentage increased to 3.1% for the year ended September 30, 2024 from 2.2% for the year ended September 30, 2023. The increase in our gross margin percentage for the general support services for the year ended September 30, 2024 as compared to the year ended September 30, 2023 was attributed to the $25,000 monthly decrease in our cost of general support services which took effect May 1, 2023.

Our gross margin from financial services for the year ended September 30, 2024 increased $1,616,657 from the year ended September 30, 2023, an improvement of 210.5%. Gross margin increased to 76.2% for the year ended September 30, 2024 from (36.6)% for the year ended September 30, 2023. The increase in our gross margin percentage for the financial services for the year ended September 30, 2024 as compared to the year ended September 30, 2023 was primarily attributed to the decrease in cost for financial services driven by the $2,106,404 of amortization expense of acquired intangible assets during the year ended September 30, 2023 that did not recur during the year ended September 30, 2023 as an impairment loss that was recorded during the year ended September 30, 2023 on the associated acquired intangible assets reduced the carrying value of the acquired intangible assets to zero. When this is excluded from the year ended September 30, 2023 results, the gross margin has decreased $489,747, or 36.6%, while our gross margin percentage has increased to 76.2% for the year ended September 30, 2024 from 63.8% for the year ended September 30, 2023. The resulting increase in our gross margin percentages was primarily attributable to a slight decrease in introducing broker fees during the year ended September 30, 2024.

Operating Expenses

Advertising

For the year ended September 30, 2024, advertising expense decreased by $11,401, or 20.4%, as compared to the year ended September 30, 2023. The decrease was primarily attributable to our decreased advertising activities within our financial services segment. We expect that our advertising expense will continue to decrease in future periods considering the pending disposal of our financial services segment.

Professional fees

For the year ended September 30, 2024, professional fees increased by $4,310,389, or 177.8%, as compared to the year ended September 30, 2023. The significant increase was primarily attributable to an increase in advisory service fees of $3,648,100, consulting fees of approximately $697,000, and legal fees of approximately $280,000 attributed to additional costs associated with the December 2023 business combination, offset by a decrease audit fees of approximately $206,000 attributed to one time costs attributed to transitioning from a private company to a public company. We expect that our professional fees will increase in the near future as consultancy agreements were entered into during the fourth quarter with outsourced executives and other personnel of the Company that we anticipate to be in place for the entire fiscal year 2025.

Compensation and related benefits

For the year ended September 30, 2024, our compensation and related benefits increased by $136,023, or 16.5%, as compared to the year ended September 30, 2023. The increase was mainly attributable to increased management and personnel in our financial services segment. We expect that our compensation and related benefits will decrease significantly considering the pending disposal of our financial services segment. However, we expect an overall increase in compensation expenses in the near future for certain executives, directors and other personnel outside of our financial services segment.

Amortization of intangible assets

For the year ended September 30, 2024, our amortization of intangible assets decreased by $259,898, or 95.0%, as compared to the year ended September 30, 2023. The decrease was mainly attributable to the impairment loss recorded on our acquired intangible assets during the year ended September 30, 2023 that reduced the carrying value of the acquired intangible assets to zero. We expect that our amortization of intangible assets will increase in the near future if the pending acquisition of Star completes during fiscal year 2025.

Bad debt expense – related parties

For the year ended September 30, 2024, our bad debt expense – related parties increased by $4,961,228, or 420.5%, as compared to the year ended September 30, 2023. The increase was mainly attributable to the write-off of a significant receivable in relation to the terminated GSA agreement. This increase in bad debt expense included $4,800,000 in revenues for the year ended September 30, 2024, as well as a portion of revenues recognized during the year ended September 30, 2023, which were never collected.

Other general and administrative expenses

For the year ended September 30, 2024, total other general and administrative expenses increased by $443,210, or 98.5%, as compared to the year ended September 30, 2023. The increase was mainly attributable to additional costs associated with operating as a public company, including an increase in D&O insurance of approximately $202,000, filing fees of approximately $265,000, and an increase in compliance fees of approximately $29,000, offset by a decrease in rent of approximately $10,000. We expect that other general and administrative expenses will increase in the near future if the pending acquisition of Star completes during fiscal year 2025.

Impairment loss

At each reporting period end, we assessed our long-lived assets for any impairment and concluded that there were indicators of impairment as of September 30, 2024 and 2023 and determined that the estimated undiscounted cash flows related to certain long-lived assets were less than their carrying amounts for both periods. For the years ended September 30, 2024 and 2023, we considered the investee’s series of operating losses and global economic environment, and recognized an impairment loss of $391,217 and $6,210,783 for the year ended September 30, 2024 and 2023, respectively. For the year ended September 30, 2023, we were not able to realize the financial projections provided by an entity acquired at the time of the intangible assets purchase and determined to recognize an impairment loss of $5,703,539, reducing the carrying value of the acquired intangible assets to zero. These impairment losses for the years ended September 30, 2024 and 2023 totaled $391,217 and $11,914,322, respectively, a decrease of $11,523,105, or 96.7%.

Other (Expense) Income

Other (expense) income includes loss from equity method investment and other miscellaneous income (expense).

For the year ended September 30, 2024, other income, net, increased $5,624,697, or 16,166.2%, as compared to the year ended September 30, 2023. The increase was attributable to a gain on termination of GSS GSA agreement – related parties of approximately $6,083,000, an increase in gain on settlement of due to affiliates of approximately $192,000, and a decrease in foreign currency exchange gains of approximately $24,000, offset by a net loss on settlement of vendor obligations of approximately $77,000, an increase in interest expense on debt-related parties of approximately $205,000, an increase in interest expense due to amortization of debt discounts on convertible and non-convertible notes of approximately $316,000, and an increase in interest expense on convertible and non-convertible notes of approximately $27,000.

Liquidity and Capital Resources

We believe that our existing cash, exclusive of customer custodial cash, and the $10.0 million we raised through the sale of our common stock and stock purchase warrants to investors in December 2024 through a private placement will be sufficient in both the short and long term to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. Our ability to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including completing the acquisition of a controlling interest of Star, the successful integration of Star into our operations, our growth, our ability to shift from financial services sector to defense sector, attracting and retaining key employees, and overall economic conditions. We anticipate satisfying our short-term cash requirements with our existing cash and the $10.0 million raised in the December 2024 private placement and may satisfy our long-term cash requirements with cash on hand or with proceeds from a future equity or debt financing.

To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and cash and other requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Even if debt financing is available, the cost of additional financing may be significantly higher than our current debt.

Cash Flows

The following summarizes the key components of our cash flows for the years ended September 30, 2024 and 2023:

	Years Ended September 30,
	2024	2023
Net cash used in operating activities	$(3,818,443)	$(1,232,382)
Net cash provided be (used in) investing activities	132,826	(1,109,936)
Net cash provided by financing activities	3,000,403	418,316
Effect of exchange rate on cash	28,854	231,404
Net decrease in cash	$(656,360)	$(1,692,598

Operating activities

Net cash flow used in operating activities for the year ended September 30, 2024 was $3,818,474, which primarily reflected our consolidated net loss of approximately $8,519,000, adjusted for changes in working capital accounts and certain non-cash expense of approximately $894,000 (including a net loss on extinguishment of vendor obligations of approximately $77,000, a gain on extinguishment of due to affiliates of approximately $192,000, amortization of debt discount and issuance costs of approximately $316,000, amortization of intangible assets of approximately $14,000, bad debt expense – related parties of approximately $6,141,000 gain from termination of GSS GSA agreement – related parties of approximately $6,083,000, and impairment of long-lived assets of approximately $391,000).

Net cash flow used in operating activities for the year ended September 30, 2023 was $1,232,382, which primarily reflected our consolidated net loss of approximately $17,428,000, adjusted for changes in working capital accounts and certain non-cash expense of approximately $15,856,000 (including amortization of intangible assets of approximately $2,380,000, stock-based compensation of approximately $371,000, provision for bad debt – related party of approximately $1,180,000, and impairment of long-lived assets of approximately $11,922,000).

Investing activities

Net cash flow provided by investing activities was $132,826 for the year ended September 30, 2024 as compared to net cash flow used in investing activities of $1,109,936 for the year ended September 30, 2023. During the year ended September 30, 2024, we received approximately $133,000 of proceeds from a related party who repaid the outstanding balance of the note receivable. During the year ended September 30, 2023, we advanced monies to affiliates under note receivable – related parties of approximately $1,921,000 and acquired intangible asset of approximately $42,000, offset by repayments from related parties on the outstanding balance of the notes receivable of approximately $853,000.

Financing activities

Net cash flow provided by financing activities was $3,000,403 for the year ended September 30, 2024, as compared to $418,316 for the year ended September 30, 2023. During the year ended September 30, 2024, we received cash in relation to reverse recapitalization of approximately $150,000, cash in relation to proceeds from loan payable – related parties of approximately $2,094,000, cash in relation to proceeds from issuance of convertible debt and non-convertible debt of approximately $812,000 and $78,000, respectively, offset by repayments of loan payable – related parties of approximately $134,000. During the year ended September 30, 2023, we received proceeds from loan payable - related parties of approximately $418,000.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Estimates

Our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.

See Note 3. Summary of Significant Accounting Policies of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and significant estimates and assumptions and their effects on our financial statements. Below are the significant estimates and assumptions that we consider critical because they involve a significant amount of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Acquired intangible assets

We determined that intangible assets represent critical accounting estimates, as they involve significant judgment, estimates, and assumptions and to the extent that our estimates and assumptions materially change or if actual circumstances differ from those in the assumptions, our financial statements could be materially impacted.

Acquired intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets assessed as having indefinite lives are not amortized, but are assessed for indicators that the useful life is no longer indefinite or for indicators of impairment each period. Indicators we review, as applicable, include whether there has been a significant adverse change in the extent or manner in which our assets are being used, a significant adverse change in legal factors affecting our assets, customer attrition, and/or a cash flow loss. Due to the dynamic nature of our business and the regulatory environment in which we operate, it is not practicable to model sensitivity of the valuation of these assets to these factors. Each reporting period, we evaluate the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. We did not identify indicators of impairment of our intangible assets during the year ended September 30, 2024. We identified indicators of impairment of our acquired intangible assets during the year ended September 30, 2023 and recorded an impairment loss for $5,703,539, the amount the carrying value of the associated acquired intangible assets exceeded the estimated undiscounted cash flows associated with the respective acquired intangible assets.

Investments

We hold two investments in privately held company in the form of equity securities without readily determinable fair values, one of which we do not have a controlling interest or significant influence in and one of which we do not have a controlling interest but we do have significant influence. The investment where we do not hold a controlling interest and do not have significant influence in is accounted for under the measurement alternative method (“the measurement alternative”) and are measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer (“pricing adjustments”). The investment where we do not hold a controlling interest and do have significant influence in is measured at cost and adjusted for our share of operating results, capital contributions and distributions (referred to as the equity method).

We determined that valuation of privately-held strategic investments represents a critical accounting estimate because impairment evaluations and pricing adjustments involve significant judgment, estimates, and assumptions, and to the extent that these estimates and assumptions change materially or if actual circumstances differ from those in the assumptions, our financial statements could be materially impacted.

Pricing adjustments: Pricing adjustments require quantitative assessments of the fair value of our strategic investments, which may require the use of unobservable inputs. Pricing adjustments are determined by using various valuation methodologies and involve the use of estimates using the best information available, which may include cash flow projections or other available market data.

Impairment: Privately-held strategic investments are evaluated quarterly for impairment. Our qualitative analysis includes a review of indicators such as: operating results when available, business prospects of the investees, changes in the regulatory and macroeconomic environment, observable price changes in similar transactions, and general market conditions of the geographical area or industry in which our investees operate. If indicators of impairment exist, we prepare quantitative measurements of the fair value of our equity investments using an undiscounted cash flow model that uses unobservable inputs including expected volatility, expected time to liquidity, adjustments for other company-specific developments, and the rights and obligations of the securities we hold. When the quantitative remeasurements of fair value indicate an impairment exists, we write down the investment to its current fair value. We identified indicators of impairment of our investments during the years ended September 30, 2024 and 2023 and recorded an impairment loss of $391,217 and $6,210,783, respectively. The impairment loss recognized reduced the carrying value of all investments to zero as of September 30, 2024.

Revenue Recognition

We recognize revenue using the following five steps: 1) identification of a contract with a customer; 2) identification of the performance obligation(s) in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligation(s) in the contract; and 5) recognition of revenue when, or as, the performance obligation(s) are satisfied. The Company’s revenues are derived primarily from two sources: general support services and financial services. Thus, the Company disaggregates the revenue earned into these two segments. For additional segment disclosures, refer to Note 19 of our consolidated financial statements. We maintain written agreements that sets out the terms of the relationship, including payment terms.

For general support services, the Company generates revenue by providing general support services to an affiliate, which include operational reporting and technical support infrastructure, website hosting and marketing solutions, accounting maintenance, risk monitoring services, new account processing and customer care and continued support. Our written agreement for general support services is in the form of a written general services agreement (“GSA”), which specifies minimum monthly payments. We determined our general support services contain multiple performance obligations that are combined into one unit of accounting that is satisfied over time and recognizes the associated general support services revenue as services are rendered.

For financial services, the Company generates revenue by providing payment processing services, often involving exchanging one fiat currency to another or to a digital asset as part of the transaction. Our written agreement for financial services is in the form of a written service agreement that outlines the basis and flow of the various payment services we provide. The service agreement states that a transaction agreement, which sets out the services to be provided at the transaction level, detailing all transaction fees and payment settlement information, is to be issued to the client for each instance where the details of an over-the-counter trade to be executed during the conversion/payment settlement process, are confirmed by both parties. We determined our performance obligation is satisfied at a point in time as our payment services are delivered for at an individual transaction level, customer contracts are open ended, containing no termination penalty and the pricing for each transaction is set for each individual transaction based on the price and quantity of the fiat or digital asset that is converted.

In connection with our analysis of principal vs agent considerations, we evaluated the specified services that we provide based on the terms of our written agreements with customers and considered whether we control the services before they are provided to the customer, including the three indicators of control. Based upon this analysis and our specific facts and circumstances, we concluded that we are

●	the principal for our general support services because we are contractually obligated to provide the fulfillment software, technology, customer sales and marketing and risk management technology hardware and software solutions package to the customer and through a shareholder’s ownership of the third party contracted to perform the general support services, controls the services of its supplier. We set the price of the general support services through an executed contract with the customer and

●	the agent for our financial services because we do not control the fiat currency or digital asset being provided before it is transferred to the customer or customer’s beneficiary, does not have inventory risk related to the fiat currency or digital asset, and is not responsible for the fulfillment of the fiat currency or digital asset. The price for the fiat currency or digital asset as the price is a market rate established by users of the platform, accordingly we do not set the price for the fiat currency or digital asset that is being exchanged.

Therefore, we report revenue on a gross basis inclusive of all supplier costs for our general support services and on a net basis for our financial services.

Stock-based Compensation

We account for share-based payments that involve the issuance of shares of our common stock to employees and nonemployees and meet the criteria for share-based awards as stock-based compensation expense based on the grant-date fair value of the award. The Company has elected to recognize the adjustment to stock-based compensation expense in the period in which forfeitures occur. We recognize compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.

If factors change, and we utilize different assumptions including the probability of achieving performance conditions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our compensation and benefits expenses.

Warrants

Classification: The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Valuation: The fair value of our equity classified stock purchase warrants are valued utilizing Level 3 inputs. using a Black-Scholes-Merton option valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions, including the estimated volatility of our stock price over the term of the stock purchase warrant and the estimated period of time that we expect third parties to hold the stock purchase warrants. The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the stock purchase warrant. We use the historical volatility of our common stock in order to estimate future stock price trends. We expect third parties to hold their stock purchase warrants for the contractual term as we do not have any history to support a shorter term and do not anticipate stock purchase warrants to be exercised prior to the end of the term. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock purchase warrants are subjective estimates and changes to these estimates will cause the fair value of our stock purchase warrants and related debt issuance discount we recognize to vary.

Income taxes

We determined that income taxes involve critical accounting estimates because management makes significant estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets, and to the extent that our estimates and assumptions materially change, or if actual circumstances differ materially from those in the assumptions, our financial statements could be materially impacted.

We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Assessing the need for a valuation allowance requires a great deal of judgement and we consider all available evidence, both positive and negative, to determine whether it is more likely than not that our deferred tax assets are recoverable. We evaluate all available evidence including, but not limited to, history of earnings and losses, forecasts of future taxable income, and the weight of evidence that can be objectively verified. See Note 16. Income taxes of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in our valuation allowance for the years ended September 30, 2024 and 2023.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within provision for income taxes. See Note 16 - Income taxes of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021.

For U.S. federal tax purposes, digital asset transactions are treated on the same tax principles as property transactions. We recognize a gain or loss when digital assets are exchanged for other property, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged digital assets. Receipts of digital assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.

Legal and other contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain, and such uncertainty may be enhanced due to the industry in which we operate. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. In addition, we record recoveries of these losses when it is probable that they will be collected. These estimates are highly sensitive to change and involve variables that are not completely within our control nor practicable to model, including decisions made by regulators and settlement negotiations. Resolution of legal and other contingencies in a manner inconsistent with management’s expectations could have a material impact on our financial condition and results of operations.

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 3 to our Consolidated Financial Statements appearing elsewhere in this report.

Foreign Currency Risk

Foreign currency transaction risk

Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currency of these subsidiaries. Our foreign currency exposure is primarily related to transactions denominated in British Pounds attributable to cash, customer custodial funds and customer custodial cash liabilities and intercompany transactions where the transaction currency is different from a subsidiary’s functional currency. Changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our results of operations as a result of gains or losses on the settlement and the remeasurement of monetary assets and liabilities denominated in foreign currencies that are not the functional currency of the respective entity.

If an adverse 10% foreign currency exchange rate change was applied to the largest foreign currency exposure (e.g. British Pound) or to all foreign currency exposures in aggregate, of monetary assets, liabilities, and commitments denominated in currencies other than its functional currency as of September 30, 2024 and 2023, it would not have a material impact on our financial results.

From time to time, we may enter into derivatives or other financial instruments in an attempt to hedge our exposure to foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations. Additionally, the volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our international operations increase our exposure to exchange rate fluctuations and, as a result, such fluctuations could have a material impact on our future results of operations and cash flows.

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. See the consolidated statements of comprehensive income (loss) in Part II, Item 8 of this Annual Report on Form 10-K for translation adjustments for the years ended September 30, 2024 and 2023. As of September 30, 2024 and 2023, a 10% increase or decrease in foreign currency exchange rates used in translating the financial statements of subsidiaries with functional currencies other than our reporting currency would not have a material impact on our financial results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

NUKKLEUS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Nukkleus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nukkleus, Inc. (the Company) as of September 30, 2024 and 2023 and the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in stockholders’ equity (deficit), and consolidated statement of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2023

Los Angeles, California

February 10, 2025

PCAOB ID Number 6580

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$3,678	$19,318
Customer custodial funds	31,781	672,501
Customer digital currency assets	615,361	—
Digital assets	396	1,973
Due from affiliates	35,045	2,039,274
Notes receivable - related parties, net	—	162,820
Other current assets	279,448	32,522
TOTAL CURRENT ASSETS	965,709	2,928,408

NON-CURRENT ASSETS:
Investment	—	391,217
Intangible assets, net	19,290	33,000
TOTAL NON-CURRENT ASSETS	19,290	424,217
TOTAL ASSETS	$984,999	$3,352,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$448,307	$138,666
Customer custodial cash liabilities	827,589	1,443,011
Customer digital currency liabilities	23,605	—
Convertible notes payable, net	634,009	—
Note payable, net	54,198	—
Due to affiliates	579,524	6,808,749
Loans payable - related parties	2,347,809	—
Interest payable – related parties	169,052	—
Accrued expenses and other current liabilities	1,985,978	733,039
TOTAL CURRENT LIABILITIES	7,070,071	9,123,465

NON-CURRENT LIABILITIES:
Loans payable - related parties, net of current portion	966,056	420,619
Interest payable - related parties, net of current portion	46,585	1,771
TOTAL NON-CURRENT LIABILITIES	1,012,641	422,390
TOTAL LIABILITIES	8,082,712	9,545,855

COMMITMENTS AND CONTINGENCIES - (Note 18)
STOCKHOLDERS’ DEFICIT (1):
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at September 30, 2024 and 2023)	—	—
—Common stock ($0.0001 par value; 150,000,000 and 40,000,000 shares authorized; 2,098,999 and 1,259,333 shares issued and outstanding at September 30, 2024 and 2023, respectively)	209	126
Additional paid-in capital	33,334,725	25,543,929
Accumulated deficit	(40,287,764)	(31,769,244)
Accumulated other comprehensive income	(144,883)	31,959
TOTAL STOCKHOLDERS’ DEFICIT	(7,097,713)	(6,193,230)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$984,999	$3,352,625

(1)	Retroactively restated for the reverse recapitalization as described in Note 1 and Note 4 and the one-for-eight reverse stock split described in Note 14.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended September 30,
	2024	2023
REVENUES
Revenue - general support services - related party	$4,800,000	$19,200,000
Revenue - financial services	1,113,461	2,097,642
Total revenues	5,913,461	21,297,642

COSTS OF REVENUES
Cost of revenue - general support services - related party	4,650,000	18,775,000
Cost of revenue - financial services	264,945	2,865,783
Total costs of revenues	4,914,945	21,640,783

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	150,000	425,000
Gross profit (loss) - financial services	848,516	(768,141)
Total gross profit (loss)	998,516	(343,141)

OPERATING EXPENSES:
Advertising	44,488	55,889
Professional fees	6,734,162	2,423,773
Compensation and related benefits	958,648	822,625
Amortization of intangible assets	13,813	273,711
Bad debt expense – related parties	6,141,000	1,179,772
Other general and administrative	893,198	449,988
Impairment loss	391,217	11,914,322
Total operating expenses	15,176,526	17,120,080

LOSS FROM OPERATIONS	(14,178,010)	(17,463,221)

OTHER (EXPENSE) INCOME:
Interest expense	(343,333)	—
Interest expense - related parties	(206,733)	(1,776)
Loss on extinguishment of vendor obligations	(288,835)	—
Gain on extinguishment of vendor obligations	211,200	—
Gain on termination of GSS GSA – related party	6,082,962	—
Gain on extinguishment of due to affiliates	192,069	—
Other income	12,160	36,569
Total other (expense) income, net	5,659,490	34,793
NET LOSS	$(8,518,520)	$(17,428,428)

COMPREHENSIVE LOSS:
NET LOSS	(8,518,520)	(17,428,428)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation loss	(176,842)	(26,260)
COMPREHENSIVE LOSS	$(8,695,362)	$(17,454,688)

NET LOSS PER COMMON SHARE (1):
Basic and diluted	$(4.93)	$(13.84)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,728,144	1,259,333

(1)	Retroactively restated for the reverse recapitalization as described in Note 1 and Note 4 and the one-for-eight reverse stock split described in Note 14.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (1)

For the Years Ended September 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of September 30, 2022	—	$—	10,074,657	$1,007	$25,172,170	$(14,340,816)	$58,219	$10,890,580
Retroactive application of reverse stock split	—	—	(8,815,324)	(881)	881	—	—	—
Adjusted balance, beginning of period	—	—	1,259,333	126	25,173,051	(14,340,816)	58,219	10,890,580
Stock-based compensation	—	—	—	—	370,878	—	—	370,878
Net loss	—	—	—	—	—	(17,428,428)	—	(17,428,428)
Foreign currency translation adjustment	—	—	—	—	—	—	(26,260)	(26,260)
Balance as of September 30, 2023	—	$—	1,259,333	$126	$25,543,929	$(31,769,244)	$31,959	$(6,193,230)
Stock-based compensation	—	—	—	—	229,605	—	—	229,605
Issuance of Old Nukk common stock in exchange for a receivable from Brilliant	—	—	47,533	5	1,802,210	—	—	1,802,215
Issuance of Old Nukk common stock to settle accrued expenses and other current liabilities	—	—	5,629	1	213,385	—	—	213,386
Issuance of common stock to settle accrued expenses and other current liabilities	—	—	361,532	35	1,880,152	—	—	1,880,187
Issuance of stock purchase warrants	—	—	—	—	517,702	—	—	517,702
Issuance of common stock to settle loans payable – related parties	—	—	8,767	1	270,562	—	—	270,563
Issuance of common stock to settle due to affiliates	—	—	94,710	9	2,727,051	—	—	2,727,060
Issuance of common stock in connection with reverse recapitalization	—	—	321,495	32	150,129	—	—	150,161
Net loss	—	—	—	—	—	(8,518,520)	—	(8,518,520)
Foreign currency translation adjustment	—	—	—	—	—	—	(176,842)	(176,842)
Balance as of September 30, 2024	—	$—	2,098,999	$209	$33,334,725	$(40,287,764)	$(144,883)	$(7,097,713)

(1)	Retroactively restated for the reverse recapitalization as described in Note 1 and Note 4 and the one-for-eight reverse stock split described in Note 14.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,518,520)	$(17,428,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	315,834	—
Amortization of intangible assets	13,813	2,380,115
Stock-based compensation	229,605	370,878
Loss on extinguishment of vendor obligations	288,835	—
Gain on extinguishment of vendor obligations	(211,200)	—
Gain on extinguishment of due to affiliates	(192,069)	—
Provision for bad debt – related parties	6,141,000	1,179,772
Gain on termination of GSS GSA – related party	(6,082,962)	—
Unrealized foreign currency exchange loss (gain)	—	3,221
Impairment loss	391,217	11,922,272
Changes in operating assets and liabilities:
Customer digital currency assets	(582,760)	273,337
Other current assets	(247,094)	(26,393)
Digital assets	1,675	70,913
Due from affiliates	(4,142,922)	(1,338,432)
Accounts payable	280,460	82,366
Customer custodial cash liabilities	(715,780)	(775,511)
Customer digital currency liabilities	22,355	(273,337)
Due to affiliates	3,939,597	2,261,395
Interest payable - related parties	205,296	1,776
Accrued expenses and other current liabilities	5,045,177	63,674
NET CASH USED IN OPERATING ACTIVITIES	(3,818,443)	(1,232,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable – related parties	—	(1,920,754)
Payments received on notes receivable – related parties	132,826	852,651
Purchase of intangible asset	—	(41,833)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	132,826	(1,109,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Business Combination, net of issuance costs	150,161	—
Proceeds from issuance of note payable	50,000	—
Repayment on note payable	(50,000)	—
Proceeds from issuance of loans payable - related parties	2,093,817	418,316
Repayments on loans payable - related parties	(133,650)	—
Proceeds from issuance of convertible notes payable and stock purchase warrants, net of issuance costs	812,075	—
Proceeds from issuance of note payable and stock purchase warrants	78,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,000,403	418,316

EFFECT OF EXCHANGE RATE ON CASH	28,854	231,404
NET DECREASE IN CASH	(656,360)	(1,692,598)
Cash - beginning of year	691,819	2,384,417
Cash - end of year	$35,459	$691,819

CASH CONSISTED OF THE FOLLOWING:
Cash	3,678	19,318
Customer custodial funds	31,781	672,501
Total cash	$35,459	$691,819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,436	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to settle loans payable – related parties and accrued and unpaid interest	613,410
Capital reduction on settlement of loans payable – related parties and accrued and unpaid interest through issuance of common stock	$(342,847)	$—
Issuance of common stock to settle due to affiliates	6,627,314
Capital reduction on settlement of due to affiliates through issuance of common stock	$(3,900,254)	$—
Issuance of common stock to settle accrued expenses and other current liabilities	$1,880,187	$—
Settlement of due to affiliates through issuance of loan payable – related parties	$1,213,348	$—
Settlement of accrued expenses and other current liabilities through issuance of Old Nukk common stock	$213,386	$—
Issuance of Old Nukk common stock to Brilliant vendors in exchange for receivable from Brilliant	$1,802,215	$—
Settlement of loans payable – related parties through exchange of notes receivable – related parties and accrued and unpaid interest	$37,978	$—
Settlement of loans payable – related parties through exchange of due from affiliates	$11,855	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nukkleus Inc. and its wholly owned subsidiaries, are financial technology companies focused on providing software, technology solutions, customer sales and marketing, and risk management technology hardware and software solutions packages for the worldwide retail foreign exchange (“FX”) trading industry and payment services from one fiat currency to another or to digital assets.

Basis of Presentation and Principles of Consolidation: On December 22, 2023 (the “Closing Date”), Brilliant Acquisition Corp (“Brilliant”) entered into a business combination agreement (the “Business Combination”) with each of the shareholders of Nukkleus Inc. (“Old Nukk”). Pursuant to the Business Combination, Brilliant acquired all of the issued and outstanding shares of common stock from the Old Nukk shareholders. For more information on this transaction see Note 5.

On the Closing Date, and in connection with the closing of the Business Combination, Brilliant changed its name to Nukkleus Inc (the “Company”) and the Company’s common stock began trading on the NASDAQ under the ticker symbol NUKK. Old Nukk was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The determination was primarily based on Old Nukk’s shareholders prior to the Business Combination having a majority of the voting interests in the combined company, Old Nukk’s ability to exert control over the majority of the board of directors of the combined company, and given the board of directors election and retention provisions, Old Nukk’s ability to maintain control of the board of directors on a go-forward basis, Old Nukk’s senior management comprising the senior management of the combined company; and old Nukk’s operations prior to the Business Combination comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Old Nukk issuing stock for the net assets of Brilliant, accompanied by a recapitalization. The net assets of Brilliant were stated at historical cost, with no goodwill or other intangible assets recorded.

While Brilliant was the legal acquirer in the Business Combination, because Old Nukk was deemed the accounting acquirer, the historical financial statements of Old Nukk became the historical financial statements of the combined company, upon consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Old Nukk prior to the Business Combination; (ii) the combined results of Brilliant and Old Nukk following the closing of the Business Combination; (iii) the assets and liabilities of Old Nukk at their historical cost; and (iv) the Company’s equity structure for all periods presented.

Effective October 24, 2024, the Company amended its amended and restated certificate of incorporation to implement a one-for-eight reverse stock split of its common stock (the “2024 Reverse Stock Split”) and increased the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000 (see Note 14).

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods to give effect to the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Old Nukk shareholders during the Business Combination and the 2024 Reverse Stock Split. Accordingly, the disclosure of common shares and per common share data in the accompanying consolidated financial statements and related notes reflect the Business Combination and 2024 Reverse Stock Split for all periods presented.

The accompanying consolidated financial statements include the accounts of Nukkleus Inc, and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Any reference in these footnotes to the applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Adjustment of prior interim period financial statements: During the preparation of consolidated financial statements of the Company for the year ended September 30, 2024, the Company’s management identified that the treatment of losses on extinguishment of obligations owed to affiliates during the three months ended December 31, 2023 were improperly recognized as a distribution reducing accumulated deficit for transactions where the obligations were settled through the issuance of shares of the Company’s common stock. The losses on extinguishment of obligations are to be recognized as capital reductions as the Company is in an accumulated deficit position, and the losses should be treated as a return of capital given the role of a company’s shareholder.   The correction of the treatment of losses on extinguishment of obligations owed to affiliates did not have an impact on the Company’s financial position for the three months ended December 31, 2023.

NOTE 2 – Liquidity and capital resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. On December 22, 2023, the Company consummated the Business Combination and raised net proceeds of $150,161 net of transaction costs and expenses. As of September 30, 2024, the Company had cash of approximately $3,700, exclusive of customer custodial funds. The Company had a working capital deficit of approximately $6,104,000 at September 30, 2024 and incurred a net loss and generated negative cash flow from operating activities of approximately $8,519,000 and $3,818,000, respectively, for the year ended September 30, 2024. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

If additional equity or debt financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its results of operations and financial condition would be materially and adversely affected. Any such financing likely would be dilutive to existing stockholders and could result in significant financial operating covenants that would negatively impact the Company business. On December 20, 2024, the Company closed a $10.0 million private placement whereby it received $10.0 million in cash from the sale of shares of the Company’s common stock and stock purchase warrants (see Note 20).

Based on the foregoing, management believes that its current financial resources, as of the date of the issuance of these financial statements, are sufficient to fund its current twelve-month operating budget, alleviating any concerns by its historical operating results and satisfying its estimated liquidity needs for the twelve months from the issuance of these financial statements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging growth company: The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company’s most significant estimates and judgments involve valuation of share-based compensation, valuation of equity-classified stock purchase warrants, valuation of customer digital currency assets and liabilities, classification of gains and losses on settlement of related party liabilities, calculation for allowances for credit losses, the useful lives of long-lived assets, assumptions used in assessing impairment of long-lived assets, and valuation of deferred tax assets and the associated valuation allowances.

Segment reporting: ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses operating results as the primary measure to manage the business. The Company determined there are two operating and reportable segment based on the level at which the CODM reviews operating results, assesses performance and makes decisions regarding resource allocation. The general support services segment provides general support services to customers, including operational reporting and technical support infrastructure, website hosting and marketing solutions, accounting maintenance, risk monitoring services, new account processing and customer care and continued support and the financial services segment provides payment processing services to customers who submit requests to process a payment to a third party, often involving exchanging one fiat currency to another or to a digital asset as part of the transaction.

Cash and cash equivalents: The Company considers all highly liquid instruments with a maturity date of three months or less at the time of purchase and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2024 and 2023. Cash and cash equivalents excludes customer legal tender, which is reported separately as customer custodial funds in the accompanying consolidated balance sheets. At September 30, 2024 and 2023, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2024		September 30, 2023
United States	$199	5.4%	$7,675	39.7%
United Kingdom	3,305	89.9%	11,469	59.4%
Malta	174	4.7%	174	0.9%
Total cash	$3,678	100%	$19,318	100%

Customer custodial funds and customer custodial cash liabilities: Customer custodial funds represent restricted cash and cash equivalents maintained in segregated Company1 bank accounts that are held for the exclusive benefit of customers and deposits in transit from financial institutions. Customer custodial cash liabilities represent the obligation to return cash deposits held by customers in the fiat wallets and unsettled fiat deposits and withdrawals. Deposits in transit represent settlements from third-party payment processors and banks for customer transactions. Deposits in transit are typically received within five business days of the transaction date. The Company establishes withdrawal-based limits in order to mitigate potential losses by preventing customers from withdrawing the digital asset to an external blockchain address until the deposit settles. Deposits in transit qualify as eligible liquid assets to meet regulatory requirements to fulfill the Company’s direct obligations under customer custodial cash liabilities. The Company restricts the use of the assets underlying the customer custodial funds to meet regulatory requirements and classifies the assets as current based on their purpose and availability to fulfill the Company’s direct obligations under custodial cash liabilities.

In accordance with regulations in the United Kingdom, and the terms of the principal license holder the Company operates under, the Company is able to extend credit to its customers. At the time the Company’s management designates customer custodial funds held in its United Kingdom bank account to be used to extend credit, the designated amount is re-classified as cash and cash equivalents and no longer classified as customer custodial funds on the Company’s consolidated balance sheets. The remaining assets underlying the customer custodial funds remain separately classified as such on the Company’s consolidated balance sheets. The Company identifies these customer custodial funds separately from corporate funds and maintain them in separate and non-interest bearing accounts.

Customer digital currency assets and liabilities: At certain times, customers’ funds that are used to make payments on behalf of the customers, remain in the form of digital assets in the customers’ wallets at the digital asset trading platforms while the digital asset awaits final conversion and/or transfer to the customer’s payment final destination. These indirectly held digital assets, may consist of USDT (Stablecoin), Bitcoin, and Ethereum (collectively, “Customer digital currency assets”).

The Company safeguards customer digital currency assets for customers in digital wallets and portions of cryptographic keys necessary to access digital assets on The Company’s platform. The Company safeguards these assets and/or keys and is obligated to safeguard them from loss, theft, or other misuse. The Company records customer digital currency assets and liabilities, in accordance with Staff Accounting Bulletin 121, “Views of the staff regarding the accounting for obligations to safeguard crypto-assets an entity holds for platform users” (“SAB 121”). The Company maintains a record of all digital assets in digital wallets held on the Company’s platform as well as the full or a portion of private keys including backup keys, which are maintained on behalf of customers. For digital assets where the customer can transact without the involvement of the Company or digital assets where the Company does not maintain a private key or the ability to recover a customer’s private key or their digital assets, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. The Company records the customer digital currency assets and liabilities, on the initial recognition and at each reporting date, at the fair value of the digital assets which it safeguards for its customers.

[1]	References to the Company are to Nukkleus and all of its 100% owned subsidiaries as presented on the financial statements as the disclosures are made at consolidated level and not subsidiary level

The Company is committed to securely storing all customer digital assets and cryptographic keys (or portions thereof) held on behalf of customers. The value of these safeguarded assets is recorded as customer digital currency liabilities and corresponding customer digital currency assets. As such, the Company may be liable to its customers for losses arising from theft or loss of private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets on its platform, and (iii) it has established security around private key management to minimize the risk of theft or loss. The Company has adopted a number of measures to safeguard digital assets it secures including, but not limited to, holding customer digital assets on a 1:1 basis and strategically storing custodied assets offline using the Company’s cold storage process. The Company also does not reuse or rehypothecate customer digital assets nor grant security interests in customer digital assets, in each case unless required by law or expressly agreed to by the institutional customer. Any loss or theft would impact the measurement of the customer digital assets.

The Company classifies the customer digital currency assets and liabilities as current based on their purpose and availability to fulfill its direct obligations to its customers.

Fair value measurements: ASC 820, Fair Value Measurements (“ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows

●	Level 1 – Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.

●	Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following techniques noted in ASC 820:

●	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

●	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

●	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing, and excess earnings models).

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company’s financial instruments with a carrying value that approximates fair value consist of cash, customer custodial funds, due from affiliates, notes receivable – related parties, net, other current assets, accounts payable, customer custodial cash liabilities, due to affiliates, accrued expenses and other current liabilities, interest payable – related parties, and short-term borrowings due to their liquid or short-term nature or expected settlement dates of these instruments. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs, except for short-term borrowings and notes receivable, related parties, net which would be based on Level 2 and Level 3 inputs, respectively.

The Company’s non-financial assets, such as intangible assets, and financial assets are adjusted to fair value when an impairment charge is recognized. The impairment charge recognized on non-financial assets that consist of acquired intangible assets is based on Level 3 inputs, including a comparison of the Company’s results with expectations and expectation for future profits. The impairment charge recognized of non-financial assets that consist of digital assets is based on Level 1 or Level 2 inputs, determined whether there is an active market for the digital asset at period end. The impairment charge recognized for financial assets that consist of investment in privately held equity securities is based on Level 3 inputs, including the global economic environment, adjustments for investment-specific developments and the rights and obligations of the securities the Company holds.

The Company’s financial instruments that are measured at fair value on a recurring basis consist of the customer digital currency assets and liabilities (see Note 13).

Related parties: The Company considers parties to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence of the same party, such as a family member or relative, shareholder, or a related corporation. The Company reviews the relationships of its vendors, customers, shareholders, and board members to determine whether there are any parties meet the criteria to be considered related. Any party that is deemed to be related to the Company is referred to as an “affiliate” or “related party” in these consolidated financial statements.

Due from affiliates and notes receivable – related parties, net: Due from affiliates and notes receivable – related parties, net are contractual rights to receive cash on demand or on fixed or determinable dates and are recognized as an asset on the consolidated balance sheets. Due from affiliates consist of amounts owed from affiliates of the Company for either services provided to the affiliate or expenses paid by the Company on behalf of the affiliate (see Note 17). Notes receivable – related parties, net consist of advances made to affiliates in exchange for a promissory note from the affiliate (see Note 17).

Other current assets: Other current assets primarily consists of escrow cash, security deposit, accounts receivable, interest receivable, other receivables and prepaid miscellaneous items. The Company expects all current assets to be collected and/or realized within the next 12 months.

Allowance for credit losses: The Company recognizes an allowance for credit losses based on expected credit losses on receivables in an amount equal to the estimated probable losses net of recoveries. The Company currently monitors financial conditions of the companies it has receivables from on a continuing basis. After considering current economic conditions and specific and financial stability of its receivables, an allowance for credit losses is maintained in the balance sheet at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. The Company’s policy is to write off past-due accrued interest receivable in a timely manner, and as such, the Company elected not to measure an allowance for credit losses for accrued interest receivable on notes receivables outstanding. Other receivables, due from affiliates and notes receivable – related parties, net are carried at amortized cost, net of allowances for credit losses. Amortized cost approximated book value as of September 30, 2024. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance. As of September 30, 2024 and 2023, the allowance for credit losses was $0 and $637,072 respectively.

Customer, Supplier, and Concentration Risk:

Cash: The Company’s cash and cash equivalents and customer custodial funds are potentially subject to concentration of credit risk. Cash and cash equivalents and customer custodial funds are primarily placed with financial institutions which are of high credit quality. The Company invests cash and cash equivalents and customer custodial funds primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts. The Company also holds cash and digital assets at digital asset trading venues and performs a regular assessment of these venues as part of its risk management process. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. At September 30, 2024, the Company’s customer custodial funds balance was not in excess of the federally-insured limits.

Customers: The Company performs ongoing credit evaluations of its customers to reduce credit risk, but determined risks associated with non-payment from its customers is limited due to short-term payment terms. One customer, who is also an affiliate of the Company, accounted for 35.7% and 96.2% of the Company’s total due from affiliates at September 30, 2024 and 2023, respectively, and 81.2% and 90.2% of the Company’s total revenues for the years ended September 30, 2024 and 2023, respectively. Two customers and one officer also accounted for 17.1%, 17.6% and 29.6% of the Company’s total due from affiliates at September 30, 2024.

Suppliers: One supplier, who is an affiliate of the Company, accounted for 94.6% and 86.8% of the Company’s total cost of revenues for the years ended September 30, 2024 and 2023, respectively. Reliance on a single supplier may negatively affect the Company’s ability to operate if the supplier’s services vary in reliability or quality, potentially harming results of operations.

Investments: The Company holds equity investments in privately held companies without readily determinable fair values. The Company makes a determination upon entering into an arrangement whether an entity in which an investment is made is considered a variable interest entity (“VIE”). The investments in privately held companies are re-evaluated on an ongoing basis. As of September 30, 2024 and 2023, there were no VIEs required to be consolidated in our consolidated financial statements because the Company does not have a controlling financial interest in any of the VIEs in which it has invested nor is the Company the primary beneficiary. These investments are accounted for under either the equity method or as equity investments without readily determinable fair value, depending on the circumstances.

Investments where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment (see Note 7). Investments where the Company (1) holds between 20% and 50% ownership in the entity, and (2) does not control, but over which it does exert significant influence are recorded at cost and adjusted for the company’s share of operating results, capital contributions and distributions (referred to as the equity method).

The Company’s equity method investment is associated with the acquisition of 50.0% of the issued and outstanding ordinary shares of a privately held company during March 2022 which is a company developing a custody and settlement utility operating system. The Company has recognized impairment losses on this equity method investment in prior years, which reduced the carrying value of the equity method investment to zero.

As of September 30, 2024 and 2023, the total carrying value of investments in privately held companies determined to be VIEs was $0 and $391,217, respectively, and the amounts owed to the Company from the privately held companies was $0 and $95,274, respectively. The maximum exposure is the sum of the carrying value and amounts owed to the Company for the respective periods. The investments are classified as long-term investments.

Intangible assets, net: Intangible assets primarily consists of acquired identifiable intangible assets and digital assets. Acquired identifiable intangible assets including trade names, regulatory licenses, and technology, are being amortized on a straight-line method over an estimated useful life of three to five years. Digital assets held by the Company, with no qualifying fair value hedge, are accounted for as intangible assets with indefinite useful lives, and are initially measured at cost. Digital assets accounted for as intangible assets are subject to impairment losses if the fair value of the digital assets decreases below the carrying value at any time during the period. The fair value is measured using the quoted price of the digital asset at the time its fair value is being measured in the Company’s principal market. The Company assigns costs to digital assets on a first-in, first-out basis.

Impairment of long-lived assets: In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets (“ASC 360”), the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

The Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment on the following long-lived assets:

●	Investment accounted for under the measurement alternative – Impairment indicators were identified at September 30, 2024 and 2023 as a result of the investee’s continued operating results being significantly lower than forecasts, the global economic environment, and progression on meeting operating milestones. The Company calculated its estimated undiscounted cash flows to be less than the carrying amount related to the cost method investment, recognizing impairment losses of $391,217 and $6,210,783 for the difference for the years ended September 30, 2024 and 2023, respectively. The impairment loss recorded for the year ended September 30, 2024 reduced the carrying value of the cost method investment to $0.

●	Acquired identifiable intangible assets – Impairment indicators were identified at September 30, 2023 as a result of the Company’s operating results being significantly lower than forecasts. An impairment loss of $5,695,589 was recorded for the year ended September 30, 2023. The Company did not record any impairment charge for its acquired identifiable intangible assets for the year ended September 30, 2024 as there was no impairment indicator noted.

●	Digital assets – Impairment indicators were identified at September 30, 2023 as a result of the carrying value of the digital assets exceeding its fair value at period end. An impairment loss of $7,950 was recorded for the year ended September 30, 2023. The Company did not record any impairment charge for its digital assets for the year ended September 30, 2024 as there was no impairment indicator noted.

The assumptions used in the impairment analyses represent Level 3 inputs.

Note payable, loans payable – related parties, convertible notes payable: Debt issuance costs, including original issue discounts, will be recorded to debt discount, reducing the face amount of the note. Debt issuance costs will be amortized to interest expense over the contractual term of the respective debt obligation using the effective interest method. If a conversion of the underlying debt occurs, a proportionate share of the unamortized discount is immediately expensed.

The Company evaluates convertible notes payable in accordance with ASC 470, “Debt with Conversion and Other Options” (“ASC 470”) to determine if embedded conversion features present in the convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Debt issuance costs are allocated proportionately to the debt host and conversion feature.

Gains and losses on extinguishment of liabilities: The Company recognizes gains and losses on extinguishment of liabilities, including accounts payable and debt obligations, with unrelated parties as the difference between the reacquisition price and the net carrying amount of the associated obligation, as a component of other expense (income), net in the consolidated statements of operations.

The Company classifies the gains and losses on extinguishment of liabilities with related partiesthe gain or loss on the extinguishment of each obligation with a related party as a reduction of capital in the accompanying statements of changes in stockholders’ deficit or as a component of other expense (income), net in the accompanying consolidated statements of operations and comprehensive loss based on the facts and circumstances of each extinguishment transaction.

Stock purchase warrants: The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss.

The Company assesses the classification of its common stock purchase warrants at each reporting date to determine whether a change in classification between equity and liability is required.

Revenue recognition: The Company determines revenue recognition from contracts with customers through the following steps:

●	Identify the contract, or contracts, with the customer

●	Identify the performance obligations in the contract

●	Determine the transaction price

●	Allocate the transaction price to the performance obligations in the contract

●	Recognize revenue when the company satisfies a performance obligation

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

General support services: General support services revenue represents support services provided to a customer, including operational reporting and technical support infrastructure, website hosting and marketing solutions, accounting maintenance, risk monitoring services, new account processing and customer care and continued support. These services represent multiple performance obligations that are combined into a single unit of accounting. Although the Company engages a third party to provision the general support services to the customer, the Company is primarily responsible for fulfilling the promise to provide the specified good or service. That is, the Company is a principal in transactions and presents revenue on a gross basis.

Judgment is required in determining whether the Company is the principal or the agent in the provision of general support services as the Company utilizes a third party to perform the general support services. The Company evaluates the presentation of revenue on a gross or net basis based on whether it is responsible for fulfilling the promise (gross) or whether the third party performing the services is responsible for fulling the promise to the Company’s customer (net). The Company is contractually obligated to provide the fulfillment software, technology, customer sales and marketing and risk management technology hardware and software solutions package to the customer and through a shareholder’s ownership of the third party contracted to perform the general support services, controls the services of its service provider necessary to legally transfer of the services to the customer. The Company sets the price of the general support services through an executed contract with the customer. As a result, the Company acts as the principal by providing the ongoing service support that enables its customers to conduct its business without interruption.

The Company considers its performance obligation satisfied and recognizes revenue over time as the general support services are rendered. The Company recognizes the full contracted amount each period with no deferred revenue. The Company recognizes revenue equal to the rate specified in the contract with the customer over the term specified in the contract.

Financial services: Financial services revenue represents transaction fees earned from customers which comprise a single performance obligation to provide payment services from one fiat currency to another or to digital assets as directed by a customer. That is, the Company is an agent in transactions and presents revenue for the fees earned on a net basis.

Judgment is required in determining whether the Company is the principal or the agent in financial services transactions. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the asset provided before it is transferred to the customer or the customer’s beneficiary (gross) or whether it acts as an agent by arranging for other parties to provide the asset to the customer (net). The Company does not control the fiat currency or digital asset being provided before it is transferred to the customer or customer’s beneficiary, does not have inventory risk related to the fiat currency or digital asset, and is not responsible for the fulfillment of the fiat currency or digital asset. The Company also does not set the price for the fiat currency or digital asset as the price is a market rate established by users of the platform. As a result, the Company acts as an agent in facilitating the ability for a customer to transfer fiat currency or digital assets to itself or its beneficiary.

The Company considers its performance obligation satisfied at a point in time and recognizes revenue at the point in time the transaction completes. Contracts with customers are usually open-ended and can be terminated by either party without a termination penalty. Therefore, contracts are defined at the transaction level and do not extend beyond the service already provided.

The Company charges a fee at the transaction level. The transaction price, represented by the transaction fee, is calculated based on volume and varies depending on payment type and the value of the transaction. The transaction fee is collected from the customer at the time the transaction is executed. In certain instances, the transaction fee can be collected in digital assets, with revenue measured based on the amount of digital assets received and the fair value of the digital asset at the time of the transaction.  Prepayments, if any, received from customers prior to the services being performed are recorded as advances from customers. In these cases, when the services are performed, the appropriate portion of the amount recorded as advance from customers is recognized as revenue. There were no prepayments recorded at September 30, 2024 and 2023.

The Company has elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less.

The following table summarizes revenues disaggregated by geography, based on domicile of the customers, as applicable:

	Years Ended September 30,
	2024	2023
Malta	$4,800,000	$19,200,000
Rest of the world[1]	1,113,461	2,097,642
	5,913,461	21,297,642

[1]	No other individual country accounted for more than 10% of total revenue.

Advertising: Costs related to advertising are expensed as incurred. For the years ended September 30, 2024 and 2023, advertising costs amounted to $44,488 and $55,889, respectively, which was included as a component of operating expenses, on the accompanying consolidated statements of operations and comprehensive loss.

Stock-based compensation: The Company measures and recognizes compensation expense for all stock-based awards granted to non-employees, including stock options, based on the grant date fair value of the award. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions, including the fair value and expected volatility of the Company’s underlying common stock price, expected live of the option, risk-free interest rate and expected dividend yield. The fair value of the underlying stock is the fair value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recognized as compensation expense over the requisite service period.

The Company has elected to account for forfeitures of awards as they occur, with previously recognized compensation reversed in the period that the awards are forfeited.

Income taxes: The Company accounts for income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when management estimates that it is more likely than not that deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected rates in future periods.

The Company is required to evaluate the tax positions taken in the course of preparing its tax returns to determine whether tax positions are more likely than not of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount that is initially recognized. The Company recognizes interest and penalties related to income tax matters in general and administrative expense.

For U.S. federal tax purposes, digital asset transactions are treated on the same tax principles as property transactions. The Company recognizes a gain or loss when digital assets are exchanged for other property, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged digital assets. Receipts of digital assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.

Foreign currency translation: The Company’s consolidated financial statements are presented in the reporting currency of the U.S. dollar. Functional currencies of the Company and its wholly-owned subsidiaries is the local currency used in each entities primary economic environment, some of which are different than the reporting currency. Assets and liabilities of the Company are translated into the reporting currency using the exchange rate in effect at the balance sheet dates. Equity transactions are translated using the historical exchange rate in effect on the date of the transaction, except for the change in accumulated deficit during the year, which is the results of the operations translation process. Results of operations and cash flows are translated using the weighted average exchange rates in effect during the period. As a result, amounts relating to the assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the accompanying consolidated balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the reporting currency are recorded as a component of comprehensive income (loss). For the years ended September 30, 2024 and 2023, the realized foreign currency exchange gain (loss) was $2,225 and ($27,470), respectively, and is included as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss. For the years ended September 30, 2024 and 2023, the unrealized foreign currency exchange gain was $8,956 and ($3,221), respectively, and is included as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss.

Remeasurement gains and losses from transactions that are not denominated in the functional currency are recorded as a component of other income in the consolidated statements of operations and comprehensive loss. Most of the Company’s revenue transactions are transacted in the functional currency of the Company. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Comprehensive loss: Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended September 30, 2024 and 2023 consisted of net loss and unrealized loss from foreign currency translation adjustment.

Net loss per share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, excluding the effects of any potential dilutive securities. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Earnings per share excludes all potential dilutive shares of common shares if their effect is anti-dilutive

For the years ended September 30, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

	Years Ended September 30,
	2024	2023
Options to purchase common stock under Old Nukk equity incentive plan	15,538	15,538
Convertible notes payable that convert into common stock	467,400	-
Stock purchase warrants to acquire common stock	1,177,160	837,625
Total potentially dilutive securities	1,660,098	853,163

Reclassification: Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

Recently issued accounting pronouncements, adopted

Effective October 1, 2023, the Company adopted the requirements of ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”) (“ASU 2016-13”), along with the subsequently issued guidance amending and clarifying various aspects of ASU 2016-13, using the modified retrospective method of adoption. In accordance with that method, the comparative periods’ information continues to be reported under the relevant accounting guidance in effect for that period. For the current period, the standard replaces the existing incurred credit loss model with the current expected credit losses model for financial instruments, including due from affiliates and notes receivables – related parties, net, through a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective. Although the adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements it represented a change in accounting policy with respect to the estimation of uncollectible accounts.

In August 2020, ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce from-over-substance-based accounting conclusions. The Company adopted ASU 2020-06 effective October 1, 2023, and the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements, not yet adopted

ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”) incorporates several disclosure and presentation requirements currently residing in SEC Regulation S-X and S-K into the ASC. The amendments are applied prospectively and are effective when the SEC removes the related requirements from Regulation S-X and S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. Early adoption is prohibited. The Company is currently evaluating the potential impact of this guidance on its disclosures.

ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to assess segment performance. ASC 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim reporting periods starting after December 15, 2024, and is to be applied retrospectively. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. The guidance also requires crypto assets measured at fair value to be presented separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets to be presented separately on the income statement from changes in the carrying amounts of other intangible assets. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-08 on October 1, 2024 and will apply the modified retrospective transition approach. While the Company is in the process of finalizing implementation, based on a preliminary assessment, the Company anticipates a nominal increase in fair value on digital assets held with the corresponding cumulative-effect adjustment recorded to the opening balance of retained earnings.

ASU 2023-09, Income Taxes (“ASU 2023-09”), requires disclosure of specific categories and disaggregation of information in the rate reconciliation table and expands disclosures related to income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”) updates accounting standards for revenue recognition (ASC 606), lease accounting (ASC 842), and impairment of long-lived assets (ASC 360). ASU 2024-02 provides enhanced guidance for estimating variable consideration, accounting for contract modifications, determining lease terms, and simplifying impairment testing for long-lived assets. It also introduces increased disclosure requirements for financial instruments and derivatives. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), requires public companies to disaggregate key expense categories, such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insight into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

NOTE 4 – REVERSE RECAPITALIZATION

On December 22, 2023, Old Nukk and Brilliant consummated the merger contemplated by the Business Combination with Old Nukk surviving the merger as a wholly-owned subsidiary of Brilliant.

Upon the closing of the Business Combination, Brilliant’s certificate of incorporation was amended and restated to, among other things, set the total number of authorized shares of capital to 55,000,000 shares, of which 40,000,000 shares were designated common stock, $0.0001 par value per share, and of which 15,000,000 shares were designated preferred stock, $0.0001 par value per share.

Upon the consummation of the Business Combination, each share of Old Nukk common stock issued and outstanding was cancelled and converted into the right to receive a pro-rata portion of 1,312,494 shares of the Company’s common stock.

Outstanding stock options, whether vested or unvested, to purchase shares of Old Nukk common stock (see Note 15) converted into stock options for shares of the Company’s common stock (each, an “Assumed Option”), upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to an exchange ratio applicable to the Old Nukk outstanding stock options of 1:35.

Outstanding Public Warrants and Private Warrants (see Note 14) to purchase shares of Brilliant Ordinary Shares remained outstanding at the Closing Date. The warrants became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Subsequent to the Business Combination, there were 837,625 Company warrants outstanding.

A backstop pool was determined to be 26,668, 40% of the aggregate number of Brilliant Ordinary shares and Brilliant Rights, in accordance with the terms of the merger agreements (the “Backstop Pool”) and was issued to certain holders of Brilliant Ordinary Shares, Brilliant Rights, and Brilliant Warrants as follows:

●	Certain Brilliant shareholders received an additional issuance of shares or warrants as follows:

o	Holders of Brilliant Ordinary Shares received shares of the Company’s common stock equal to their pro rata share of the Backstop Pool

o	Holders of Brilliant Rights received shares of the Company’s common stock equal to their pro-rata share of the Backstop Pool

o	Holders of Brilliant Warrants, other than warrants held by Brilliant’s sponsor or affiliates, received additional Company Warrants that will be exercisable to receive a share of the Company’s common stock plus an additional number of Company warrants equal to their pro rata share of the aggregate number of Brilliant Ordinary Shares and Brilliant Rights outstanding.

In connection with the Business Combination, certain Brilliant shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 41,305 shares of Brilliant Class A Ordinary Shares at approximately $92.56 per share, for gross redemption payments of $3,822,431. Additionally, a balance owed to the sponsor of Brilliant totaling $3,881,627 was settled through the issuance of 12,935 shares of the Company’s common stock.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Brilliant was treated as the “acquired” company for financial reporting purposes. See Note 1 “Description of business and basis of presentation” for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Old Nukk issuing stock for the net assets of Brilliant, accompanied by a recapitalization. The net assets of Brilliant are stated as historical cost, with no goodwill or intangible assets recorded.

Prior to the Business Combination, Old Nukk and Brilliant filed separate standalone federal, state and local income tax returns. As a result of the Business Combination, Old Nukk will file a consolidated income tax return. Although, for legal purposes, Brilliant acquired Old Nukk, and the transaction represents a reverse acquisition for federal income tax purposes. Brilliant will be the parent of the consolidated group, with Old Nukk a subsidiary, but in the year of the closing of the Business Combination, Old Nukk will file a full year tax return with Brilliant joining in the return the day after the Closing Date.

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of changes in stockholders’ deficit for the year ended September 30, 2024:

Cash – Brilliant trust and cash (net of redemption)	$848,746
Less: transaction costs and advisory fees paid	(698,585)
Net Business Combination financing	$150,161

The number of shares of the Company’s common stock issued immediately following the consummation of the Business Combination were:

Ordinary Shares, outstanding prior to Business Combination	50,474
Less: Redemption of Brilliant Ordinary Shares	(41,305)
Common stock of Brilliant	9,169
Brilliant Rights	57,500
Brilliant Founder shares	143,750
Brilliant Backstop Pool	26,668
Sponsors and Others (include Rights)	84,408
Business Combination and Brilliant shares	321,495
Old Nukk shares(1)	1,312,494
Total shares of common stock immediately after Business Combination	1,633,989
Issuance of shares of common stock to settle certain obligations to vendors	361,533
Issuance shares of common stock to settle certain due to affiliates	94,710
Issuance of shares of common stock to settle certain notes payable – related parties	8,767
Total shares of common stock at September 30, 2024	2,098,999

(1)	Old Nukk shares exchanged for 1,312,494 shares of the Company’s common stock consisted of the following:

	Old Nukk	The Company
Old Nukk common shares outstanding at September 30, 2022	367,175,886	1,259,333
Old Nukk common shares issued to advisors of Brilliant in exchange for receivable from Brilliant – December 14, 2023	13,858,824	47,533
Old Nukk common shares issued to advisors of Old Nukk in exchange for services received – December 14, 2023	1,641,176	5,628
Total Old Nukk shares exchanged in the Business Combination	382,675,886	1,312,494

Lock-up Agreements: Certain former stockholders of Old Nukk and Brilliant have agreed to lockup restrictions regarding the future transfer shares of common stock. Such shares may not be transferred or otherwise disposed of for a period of two years through December 23, 2025, subject to certain exceptions.

Transaction costs:

Transaction costs and advisory fees incurred in connection with the Business Combination charged to additional paid-in capital for the year ended September 30, 2024 totaled $938,416. Transaction costs and fees incurred by Brilliant, but settled through the issuance of shares of Old Nukk’s common stock prior to closing of the Business Combination were valued at $1,802,184 and included as a component of professional fees on the accompanying consolidated statement of operations and comprehensive loss for the year ended September 30, 2024. Transaction costs and fees incurred by Brilliant and remained outstanding at Closing total $450,000 and are included as a component of accrued professional fees within accrued expenses and other current liabilities on the accompanying consolidated balance sheets as of September 30, 2024.

NOTE 5 – OTHER CURRENT ASSETS

At September 30, 2024 and 2023 other current assets consisted of the following:

	September 30,	September 30,
	2024	2023
Prepaid expenses	$190,489	$-
Cash in escrow	62,187	-
Security deposit	24,090	21,954
Others	2,682	10,568
Total	$279,448	$32,522

NOTE 6 – CUSTOMER ASSETS AND LIABILITIES

The following table presents customer assets and liabilities:

	September 30,	September 30,
	2024	2023
Customer custodial funds	$31,781	$672,501
Customer digital currency assets	615,361	-
Total customer assets	$647,142	$672,501

Customer custodial cash liabilities	$827,589	$1,443,011
Customer digital currency liabilities	23,605	-
Total customer liabilities	$851,194	$1,443,011

The customer assets and liabilities were in a deficit position of $204,052 and $770,510 at September 30, 2024 and 2023, respectively. During the years ended September 30, 2024 and 2023, no losses have been incurred in connection with customer digital currency assets.

The following table sets forth the fair value of customer digital currency assets (see Note 13), as shown in the consolidated balance sheets:

	September 30, 2024		September 30, 2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Stablecoin/USD Coin	$589,401	95.8%	—	—%
Other	25,960	4.2%	—	—%
Total customer digital currency assets	$615,361	100.0%	—	—%

NOTE 7 – INVESTMENT

The Company acquired 5.0% of the issued and outstanding ordinary shares of a private entity focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin exchange-traded fund (“ETF”) during December 2021. The changes in the carrying value of the investment accounted for under the measurement alternative are presented below:

	Year Ended September 30,
	2024	2023
Carrying amount, beginning of period	$391,217	$6,602,000
Impairment loss	(391,217)	(6,210,783)
Carrying amount, end of period	$-	$391,217

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets, net consists of acquired intangible assets and digital assets.

Acquired intangible assets: Acquired intangible assets and their associated weighted average remaining useful lives consisted of the follow:

	Weighted Average Remaining	September 30,	September 30,
	Life (Years)	2024	2023
Trade names	0.0	$784,246	$784,246
Regulatory licenses	1.5	180,227	180,227
Technology	0.0	10,300,774	10,300,774
Software	0.0	11,237	11,237
		11,276,484	11,276,484
Less: accumulated amortization		(5,553,655)	(5,539,945)
Less: impairment loss		(5,703,539)	(5,703,539)
Total acquired intangible assets, net		$19,290	$33,000

For the years ended September 30, 2024 and 2023, amortization expense of acquired intangibles assets amounted to $13,813 and $2,380,115, respectively, of which, $0 and $2,106,404, respectively, was included in cost of revenue – financial services, and $13,813 and $273,711 was included in operating expenses, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Amortization
For the Year Ending September 30:	Amount
2025	$13,825
2026	5,465
$19,290

Digital Assets: The following table summarizes the Company’s digital asset holdings as of September 30, 2024:

Asset	Estimated Useful Life	Cost	Impairment	Digital Assets
Bitcoin	Indefinite	$214	$-	$214
Ethereum	Indefinite	182	-	182
Total digital assets		$396	$-	$396

The following table summarizes the Company’s digital asset holdings as of September 30, 2023:

Asset	Estimated Useful Life	Cost	Impairment	Digital Assets
Bitcoin	Indefinite	$894	$-	$894
Ethereum	Indefinite	709	-	709
Stablecoin/USD Coin	Indefinite	284	-	284
Other	Indefinite	86	-	86
Total digital assets		$1,973	$-	$1,973

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At September 30, 2024 and 2023, accrued expenses and other current liabilities consisted of the following:

	September 30,	September 30,
	2024	2023
Accrued professional fees	$970,677	$160,926
Accrued payroll liability and directors’ compensation	636,166	402,241
Unearned revenue	166,369	$151,617
Interest payable	27,499	-
Others	185,267	18,255
Total	$1,985,978	$733,039

NOTE 10 – LOANS PAYABLE – RELATED PARTIES

The Company’s loans payable – related parties consisted of the following:

	September 30,	September 30,
	2024	2023
July 2023 Loan	$-	$75,619
August 2023 Loan	26,442	75,000
September 2023 Loan	-	270,000
Shareholder 2024 Loans	1,353,639	-
March 2024 Loan	291,305	-
March 2024 Facility	429,131	-
July 2024 Loan	1,213,348	-
Total	3,313,865	$420,619
Less: loans payable – related parties, current portion	(2,347,809)	-
Loans payable – related parties, net of current portion	$966,056	$420,619

In July 2023, the Company issued a promissory note in exchange for cash consideration (the “July 2023 Loan”) for GBP 58,000 ($77,623 and $75,619 at September 30, 2024 and 2023, respectively) to a shareholder. The July 2023 Loan bears interest of 5.0% per annum and is due and payable on July 19, 2026. In November 2023, the Company borrowed an additional GBP 4,000 ($5,353 at September 30, 2024) from the same Company officer and director. The July 2023 Loan and related accrued interest was repaid in full in November 2023.

In August 2023, the Company issued a promissory note in exchange for cash consideration (the “August 2023 Loan”) for $75,000 to a shareholder. The August 2023 Loan bears interest of 5.0% per annum and is due and payable on August 15, 2026. In January 2024, $50,000 of the principal of the August 2023 Loan was repaid.

In September 2023, the Company issued a promissory note in exchange for cash consideration (the “September 2023 Loan”) for $270,000 to a Company shareholder. The September 2023 Loan bears interest of 5.0% per annum and is due and payable on September 18, 2026. In December 2023, the outstanding principal and interest of $270,563 due on the September 2023 Loan was settled through the issuance of 8,767 shares of the Company’s common stock (see Note 14). As of September 30, 2024, the September 2023 Loan is repaid in full.

During the year ended September 30, 2024, the Company issued promissory notes in the aggregate principal of $1,105,639 and $248,000 to a shareholder and to an entity managed by that shareholder, respectively, (collectively, the “Shareholder 2024 Loans”), in consideration of cash proceeds in the same amount in the following tranches:

October 2023	$199,000
December 2023	424,000
January 2024	25,000
February 2024	188,000
March 2024	80,000
April 2024	31,000
May 2024	100,000
June 2024	120,500
July 2024	59,000
August 2024	58,000
September 2024	69,139
Total	$1,353,639

The 2024 Shareholder Loans bear interest of 5.0% per annum and each individual loan will be due and payable three years from the date of issuance.

In March 2024, the Company entered into a facility agreement with a shareholder (the “March 2024 Facility”), whereby a Company’s subsidiary can request loans up to an aggregate $500,000 from the shareholder. The proceeds from advances under the March 2024 Facility are restricted to fund working capital and operating expense. Advances drawn under the March 2024 Facility bear interest of 4.0% per month. This loan will be repaid in installments in accordance with the terms of the March 2024 Facility, with the last installment due on July 31, 2024. In April 2024, $11,820, a portion of the March 2024 Facility’s outstanding principal was exchanged for due from affiliates (see Note 17). As of September 30, 2024, the outstanding principal balance and accrued and unpaid interest of the March 2024 Facility was GBP 320,646 and GBP 115,433, respectively ($429,131 and $154,487, respectively), at September 30, 2024.

In March 2024, the Company entered into a loan agreement with a Company shareholder (the “March 2024 Loan”), providing the Company with a loan up to GBP 395,000 ($528,640 at September 30, 2024). The proceeds from advances under the March 2024 Loan are restricted to fund working capital and operating expense. Advances drawn under the March 2024 Loan bear interest at a rate of 10.0% per annum. This March 2024 Loan is unsecured and is due and payable on March 31, 2025. In April 2024, GBP 32,337 ($37,198 at the exchange date), a portion of the March 2024 Loan’s outstanding principal, was exchanged for note receivable – related party (see Note 17). As of September 30, 2024, the outstanding principal balance and accrued and unpaid interest was GBP 217,663 and GBP 10,883, respectively ($291,305 and $14,565, respectively), at September 30, 2024.

In July 2024, a shareholder of the Company made payments on the Company’s behalf to settle an obligation with an affiliate in which the shareholder has a controlling interest. The shareholder entered into an assignment of debt agreement with the affiliate whereby the affiliate assigned its right, title obligation and interest in the obligation by the Company to the shareholder (the “July 2024 Loan”). The July 2024 Loan is noninterest bearing and was due and payable at issuance.

In June 2024, as part of the terms of a note payable entered into, 30.0% of the loans payable with the shareholder of the August 2023 Loan, September 2023 Loan, 2024 Shareholder Loans, and July 2024 Loan was due and payable on demand.

For the year ended September 30, 2024 and 2023, the interest expense related to above loans payable – related parties amounted to $206,733 and $1,776, respectively, and has been reflected as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2024 and 2023, the related accrued and unpaid interest for above loans was $215,637 and $1,771, respectively, whereby $46,585 and $1,771, respectively, was reflected as interest payable – related parties, net of current portion on the accompanying consolidated balance sheets and $169,052 and $0, respectively, was reflected as interest payable – related parties, current on the accompanying consolidated balance sheets.

The loans payable – related parties mature as follows:

For the Year Ending September 30:
2025	$2,347,809
2026	966,056
$3,313,865

NOTE 11 – NOTE PAYABLE, NET

In November 2023, the Company entered into a loan agreement pursuant to which the Company borrowed $50,000. The loan agreements bears a fixed interest of 0% per annum and is payable on demand. In January 2024, this loan was repaid in full.

In April 2024, the Company issued a promissory note in the principal amount of $78,000 to an investor   in consideration of cash proceeds in the same amount (the “April 2024 Loan”). In addition, the Company issued a stock purchase warrant for the purchase of 14,535 shares of the Company’s common stock (the “April 2024 Warrant”) that is exercisable for three years at an exercise price of $0.86 per warrant. The April 2024 Loan bears interest of 8.0% per annum and is due and payable on April 30, 2025. The April 2024 Warrant was determined to be an equity classified warrant and fair value of $40,804   determined using the Black-Scholes option-pricing model with the following assumptions: volatility of 174.03%, risk-free rate of 4.87%, annual dividend yield of 0.0% and expected life of 3 years. The principal amount of the April 2024 Loan was allocated to the April 2024 Loan and April 2024 Warrant in the amount of $37,196 and $40,804, respectively. The amount allocated to the April 2024 Warrant were recorded as a discount on the April 2024 Loan.

For the year ended September 30, 2024, amortization of debt discount and interest expense related to the April 2024 Loan amounted to $17,002 and $2,633, respectively, which are both included as a component of interest expense on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 12 – CONVERTIBLE NOTES PAYABLE, NET

The Company’s convertible notes payable consisted of the following:

	September 30,	September 30,
	2024	2023
June 2024 Note	$312,500	$-
Additional June 2024 Notes	62,500	-
August 2024 Note	515,000	-
September 2024 Note	125,000	-
	1,015,000	-
Less: debt issuance costs	(380,991)	-
Convertible notes payable, net	$634,009	$-

June 2024 Note: On June 11, 2024, the Company issued a senior unsecured promissory note (the “June 2024 Note”) in the principal amount of $312,500 to a lender (the “Lender”), in consideration of cash proceeds in the amount of $250,000 after an original issue discount of $62,500. The June 2024 Note bears interest of 12.0% per annum and is due and payable six months after issuance. The Lender shall have the right to convert the principal and interest payable under the June 2024 Note into shares of the Company’s common stock at a per share conversion price of $2.00. In addition, the Company issued the lender a stock purchase warrant (the “June 2024 Warrant”) to acquire 150,000 shares of the Company’s common stock at a per share price of $2.00 for a term of five years that may be exercised on a cash or cashless basis. The number of shares and exercise prices of the June 2024 Note and the June 2024 Warrant reflect the October 2024 reverse stock split.

The June 2024 Warrant was determined to be an equity classified warrant and fair value of $989,746 was determined using the Black-Scholes option-pricing model with the following assumptions: volatility of 182.23%, risk-free rate of 4.41%, annual dividend yield of 0.0% and expected life of five years. The Company recorded a total debt discount of $300,009 related to the original issue discount and the June 2024 Warrant. The principal amount of the June 2024 Note was allocated to the June 2024 Note and the June 2024 Warrant in the amount of $74,991 and $237,509, respectively. The amount allocated to the original issue discount and the June 2024 Warrant were recorded as a discount on the June 2024 Note, which will be amortized to interest expense using the effective interest rate method over the term of the June 2024 Note.

In connection with the June 2024 Note, the Company and Lender entered into a restructuring agreement (the “Restructuring Agreement”), providing, among other things,

●	the Lender, in its sole discretion, will have the right for a period for six months commencing June 11, 2024 (the “Investment Period”), to lend the Company an additional $500,000 in exchange for an additional convertible promissory note that will have a term of two years, bear interest at 12.0% and will convert into shares of the Company’s common stock at a per share price of $2.00.

●	the Company may not incur additional debt or enter into any equity financing arrangement without the written consent of the Lender during the Investment Period.

●	The Company will negotiate the sale of a wholly-owned subsidiary to the wholly-owned subsidiary’s current management team subject to approval of the Company’s Board of Directors and shareholders, among other rules and regulations.

●	The Lender will be the Company’s exclusive advisor in respect to potential acquisitions by the Company. Any such acquisition proposal provided by the Lender will be subject to the Lender and such party entering a definitive binding agreement and the Board of Directors and shareholders of the Company approving such acquisition.

In connection with the June 2024 Note, a shareholder, the Company, and the Lender entered into a voting agreement whereby the shareholder agreed to vote his shares in support of any potential acquisition proposed by the Lender. Additionally, the Company and the Lender 30.0% of loans payable between the Company and this shareholder and between the Company and affiliate entities the shareholder controls will become due and payable on March 11, 2025 and the remaining 70.0% of loans payable between the Company and this shareholder and between the Company and affiliate entities the shareholder controls will become due and payable on June 11, 2026.

Additional June 2024 Notes: On June 17, 2024 and June 18, 2024, the Company issued two additional notes, each in the principal amount of $31,250, to the Lender, in consideration of cash proceeds in the amount of $25,000 each after an original issue discount of $6,250 each (collectively, the “Additional June 2024 Notes”). The Additional June 2024 Notes bear interest of 12.0% per annum and are due and payable six months after issuance. The Lender shall have the right to convert the principal and interest payable under the Additional June 2024 Notes into shares of the Company’s common stock at a per share conversion price of $2.00. The Company recorded a total debt discount of $12,500 related to the original issue discount. The conversion exercise price for the Additional June 2024 Notes reflect the October 2024 reverse stock split.

August 2024 Note: In August 2024, the Company issued a senior unsecured promissory note (the “August 2024 Note”) in the principal amount of $515,000 to a new lender in consideration of cash proceeds in the amount of $412,075. The August 2024 Note bears interest of 12.0% per annum and is due and payable six months after issuance. The lender shall have the right to convert the principal and interest payable under the August 2024 Note into shares of common stock of the Company at a per share conversion price of $2.50. In addition, the Company issued the lender a stock purchase warrant (the “August 2024 Warrant”) to acquire 175,000 shares of common stock at a per share price of $2.00 for a term of five years that may be exercised on a cash or cashless basis. The number of shares and exercise prices for the August 2024 Note and August 2024 Warrant reflect the October 2024 reverse stock split.

The August 2024 Warrant was determined to be an equity classified warrant and fair value was calculated as $447,316 using the Black-Scholes option-pricing model with the following assumptions: volatility of 183.31%, risk-free rate of 3.84%, annual dividend yield of 0.0% and expected life of five years. The Company recorded a total debt discount of $342,314 related to the original issue discount and August 2024 Warrant, which will be amortized over the term of the August 2024 Note. The principal amount of the August 2024 Note was allocated to the August 2024 Note and the August 2024 Warrant in the amount of $275,611 and $239,389, respectively. The amount allocated to the original issue discount and the August 2024 Warrant were recorded as a discount on the August 2024 Note, which will be amortized to interest expense using the effective interest rate method over the term of the August 2024 Note.

The Company did not obtain the Lender’s written consent prior to entering into the August 2024 Note, violating the terms of the Restructuring Agreement. Accordingly, the Lender exercised its rate to terminate the current CEO and appoint an additional member to the Board (see Note 17).

September 2024 Note: On September 10, 2024, the Company issued an additional Senior Unsecured Promissory Note (the “September 2024 Note”) in the principal amount of $125,000 to a lender in consideration of cash proceeds in the amount of $100,000, which was funded on September 4, 2024. The September 2024 Note bears interest of 12.0% per annum and is due and payable six months after issuance. The total debt discount of $25,000 related to the original issue discounts of the September 2024 Note will be amortized over the term.

For the year ended September 30, 2024, amortization of debt discount and interest expense related to convertible promissory notes amounted to $298,832 and $24,866, respectively, which are both included as a component of interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 13 – FAIR VALUE MEASUREMENT

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2024:

	Quoted	Significant Other	Significant
	Price in	Observable	Unobservable	Balance at
	Active Markets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2024
Assets
Customer digital currency assets	$—	$615,361	—	$615,361
Total assets	$—	$615,361	$—	$615,361

Liabilities
Customer digital currency liabilities	$—	$23,605	$—	$23,605
Total liabilities	$—	$23,605	$—	$23,605

Customer digital currency assets and liabilities represent the Company’s obligation to safeguard customer digital currencies. Accordingly, the Company has valued the assets and liabilities using quoted market prices for the underlying digital currencies which is based on Level 2 inputs. The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the years ended September 30, 2024 and 2023.

The Company had no assets or liabilities measured and recorded at fair value on a recurring basis as of September 30, 2023.

NOTE 14 – STOCKHOLDERS’ DEFICIT

The Company consummated the Business Combination on December 22, 2023, which has been accounted for as a reverse recapitalization (see Note 1 and Note 4).

As a result of the 2024 Reverse Stock Split, each eight pre-split shares of common stock outstanding automatically combined and converted to one issued and outstanding share of common stock without any action on the part of stockholders. No fractional shares of common stock were issued to any stockholders in connection with the 2024 Reverse Stock Split. Each stockholder was entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the 2024 Reverse Stock Split. The number of the Company’s authorized common stock remain unchanged, and the par value of the common stock following the 2024 Reverse Stock Split remained at $0.0001 per share.

The Company has retrospectively adjusted the Old Nukk common shares issued and outstanding prior to December 23, 2023 to give effect to the Business Combination and for the eight-for-one reverse stock split.

Preferred Stock: The Company is authorized to issue 15,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of September 30, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common stock: The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.0001 per shares, of which 2,098,999 and 1,259,333 shares were issued and outstanding as of September 30, 2024 and 2023, respectively. The following shares of common stock are reserved for future issuance:

Convertible notes payable	467,400
Stock options issued and outstanding under Old Nukk equity incentive plan	15,538
Authorized for future grant under 2023 Equity Incentive Plan	125,000
Warrants	1,177,160
1,785,098

Dividend rights the holders of common stock are entitled to receive dividends and other distributions, as and if declared by the Board out of assets or funds of the Company legally available and shall share equally on a per share basis.

Voting rights: the common stock possesses all voting power of the Company. Each share of common stock is entitled to one vote.

Liquidation: In the event of any liquidation, dissolution or winding up of the Company, after payment or provision of payment of the debts and other liabilities of the Company, the holders of common stock are entitled to receive the remaining assets of the Company available for distribution ratably in proportion to the number of shares of common stock held by them.

In December 2023, 47,533 shares of Old Nukk common stock with a fair value of $1,802,215 as determined on the issuance date using the reported closing share price was issued to the sponsor of Brilliant in exchange for a receivable from Brilliant. Upon closing of the Business Combination, the receivable recorded by the Company was exchanged with the payable recorded by Brilliant, resulting in a reduction in additional paid-in capital as part of the reverse recapitalization.

In December 2023, 5,629 shares of Old Nukk common stock with a fair value of $213,386 as determined on the issuance date using the reported closing share prices was issued as consideration for services performed by advisors to Old Nukk in connection with the business combination and recorded as a component of deferred transaction cost on the balance sheet. Upon closing of the Business Combination, the deferred transaction costs were reclassified to a reduction in additional paid-in capital as part of the reverse recapitalization.

In December 2023, 8,767 shares of Old Nukk common stock with a fair value of $613,410 as determined on the issuance date using the reported closing share prices were issued as settlement of loans payable – related parties with a carrying value of $270,563. The excess of the fair value of the shares issued over the carrying value of the loans payable – related parties of $342,847 was treated as a capital reduction as the debt holder is a Company shareholder.

In December 2023, 94,710 shares of Old Nukk common stock with a fair value of $6,627,315 as determined on the issuance date using the reported closing share prices were issued as settlement of due to affiliates with a carrying value of $2,727,061. The excess of the fair value of the shares issued over the carrying value of the due to affiliate of $3,900,254 was treated as a capital reduction as the affiliate is an entity that is controlled by a Company shareholder.

The Company issued the shares of its common stock to settle obligations to vendors were valued at fair value on the grant dates using the reported closing share prices on the dates of grant as follows:

	Common stock shares	Fair value	Carrying value obligation	Gain (loss) on extinguishment
January 2024	25,338	$750,000	$750,000	$-
May 2024	87,500	501,000	324,601	(176,399)
July 2024	148,694	374,788	262,352	(112,436)
July 2024	37,500	95,400	252,000	156,600
July 2024	37,500	95,400	150,000	54,600
July 2024	25,000	63,600	63,600	-
	361,532	$1,880,188	$1,802,553	$(77,635)

The excess of the fair value of the shares issued over the carrying value of the associated vendor obligation was treated as a loss on debt extinguishment while the excess of the carrying value of the vendor obligation over the fair value of the shares issued was treated as a gain on debt extinguishment. Both were recorded as a component of other (expense) income, net on the accompanying consolidated statements of operations and comprehensive loss as the vendor does not have an affiliate relationship with the Company directly or indirectly.

Warrants:

Public Warrants: On June 26, 2020, Brilliant completed an initial public offering that included warrants for shares of common stock (the “Public Warrants’). Each Public Warrant entitles the holder the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 805,000 Public Warrants issued and outstanding.

Private Warrants: Simultaneous with Brilliant’s initial public offering in June 2020, Brilliant sold warrants to its sponsor and certain of its directors and advisors in a private placement (the “Private Warrants”). The Private Warrants may not be redeemed by the Company so long as the Private Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants have terms and provisions identical to the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On the Closing Date, there were 32,625 Private Warrants issued and outstanding.

As a result of the Business Combination which was completed on December 22, 2023, Public Warrants and Private Warrants totaling 837,625 were converted into 837,625 warrants of the Company.

Stock Purchase Warrants: In connection with certain note payable agreements (see Note 11) and certain convertible notes payable (see Note 12), the Company issued stock purchase warrants to certain lenders that permit the lender to acquire a fixed amount of shares of the Company’s common stock at a per share price that ranges between $0.25 and $0.3125 for a term that ranges between three and five years that may be exercised on a cash or cashless basis.

All warrants were determined to have equity classification at issuance, and as such, were recorded to additional-paid-in capital at the time of issuance.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2024:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at September 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public and Private Warrants	$92.00	837,625	3.02	$65.46
April 2024 Warrants	6.88	14,535	0.03	0.08
June 2024 Warrants	2.00	150,000	0.61	0.25
August 2024 Warrants	2.00	175,000	0.72	0.30
	$2.00 – 92.00	1,177,160	4.38	$66.09

Warrant activities for the years ended September 30, 2024 and 2023 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	837,625	$65.46
Issued	-	-
Outstanding at September 30, 2023	837,625	65.46
Issued	339,535	0.63
Outstanding at September 30, 2024	1,177,160	$66.09

NOTE 15 – STOCK-BASED COMPENSATION

Old Nukk Equity Incentive Plan

For periods prior to the reverse recapitalization (see Note 4), the Old Nukk Equity Incentive Plan (the “Old Nukk Plan”) permitted the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciate rights (“SARs”), stock awards, phantom stock units, performance awards and other share-based awards to employees, outside directors and consultants, and advisors to the Company. Only stock options have been awarded to consultants and advisors under the Old Nukk Plan.

Assumed Options converted into an option to purchase a number of shares of the Company’s common stock equal to the product of the number of shares of Old Nukk common stock and the Exchange Ratio at an exercise price per share equal to the exercise price of the Assumed Options divided by the Exchange Ratio. Each Assumed Option is governed by the same terms and conditions applicable to the Assumed Options prior to the Business Combination. No further grants can be made under the Old Nukk Plan.

Stock options generally vest over one to three years, with a maximum term of ten years from the date of grant. These awards become available to the recipient upon the satisfaction a vesting condition based on a period of service. Activity in the Old Nukk Plan for the years ended September 30, 2024 and 2023 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	20,896	$187.87
Expired	(5,358)	(186.67)
Outstanding at September 30, 2023 and 2024	15,538	188.28
Options exercisable at September 30, 2024	15,180	$189.75
Options expected to vest	358	$126.00

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at September 30, 2024 was $0. The exercise price of all outstanding options was greater than the market price on September 30, 2024, and therefore excluded from the intrinsic value computation.

Share-based compensation expense under the Old Nukk Plan for the years ended September 30, 2024 and 2023 was $229,605 and $370,878, respectively, which was recorded as professional fees on the accompanying consolidated statements of operations and comprehensive loss. Unrecognized share-based compensation expense totaled $5,603 and is expected to be recognized over a weighted average remaining term of 0.25 years.

2023 Equity Incentive Plan

On December 22, 2023, the Company’s shareholders approved a new long-term incentive award plan (the “2023 Plan”) in connection with the Business Combination. The 2023 Plan is administered by the Board. The selection of participants, allotment of shares, determination of price and other conditions are approved by the Board at its sole discretion to attract and retain personnel instrumental to the success of the Company. Under the 2023 Pan, the Company may grant an aggregate of 125,000 shares of common stock in the form of stock options (incentive or nonqualified), SARs, stock awards, restricted stock, stock units, and other stock or cash based awards. No grants have been authorized to date by the Company’s Board under the 2023 Plan.

NOTE 16 – INCOME TAXES

The components of net loss were attributable to the following regions:

	Years Ended September 30,
	2024	2023
United States	$7,638,784	$16,285,346
Foreign	879,736	1,143,082
Total	$8,518,520	$17,428,428

The components of income taxes expense consisted of the following:

	Years Ended September 30,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current income taxes expense	—	—
Deferred:
Federal	(1,428,756)	(665,382)
State	(483,736)	(225,279)
Foreign	(163,087)	(98,604)
Total deferred income taxes (benefit)	(2,075,579)	(989,265)
Change in valuation allowance	2,075,579	989,265
Total income taxes expense	$—	$—

The reconciliations of the statutory income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended September 30,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State tax	6.0%	0.8%
Foreign rate different rates	(0.2)%	(0.1)%
Permanent differences	(0.9)%	(17.2)%
Change in valuation allowance	(25.9)%	(4.5)%
Effective tax rate	0.0%	0.0%

The components of the Company’s net deferred tax assets (liabilities) as of September 30, 2024 and 2023 were as follows:

	September 30,	September 30,
	2024	2023
Deferred tax assets
Net operating loss carry-forwards	$2,917,949	$1,726,620
Accrued directors’ compensation	137,890	100,410
Stock-based compensation	718,518	653,976
Impairment of digital assets	-	1,511
Allowance for credit losses	11,027	123,554
Unrealized foreign currency exchange loss	-	612
Capitalized SPAC acquisition related professional fee	1,261,780	364,902
Total deferred tax assets, gross	5,047,164	2,971,585
Valuation allowance	(5,047,164)	(2,971,585)
Total deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for years ended September 30, 2024 and 2023 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, only the portion of the deferred tax asset that is more likely than not to be realized was recognized. However, if the Company is not able to generate sufficient taxable income from its operations in the future, then a valuation allowance to reduce the Company’s U.S. deferred tax assets may be required, which would increase the Company’s expenses in the period the allowance is recognized.

As of September 30, 2024, the Company had $8,439,349 in U.S. federal net operating loss carry-forwards that can be utilized in future periods to reduce taxable income. However, due to changes in stock ownership, the use of the U.S. federal net operating loss carry-forwards is limited under Section 382 of the Internal Revenue Code. The Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. $258,405 of the net operating loss carry-forwards will expire in fiscal years 2033 through 2038. The remaining net operating loss carry-forwards do not expire. In addition, the Company has net operating losses in Malta and United Kingdom totaling $447,770 and $1,890,545, respectively, with no expiration date.

As of September 30, 2024 and 2023, the Company did not identify any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There was no interest or penalties recorded for the years ended September 30, 2024 and 2023.

The Company has a December 31 tax year-end. The federal, state and foreign income tax returns of the Company are subject to examination by various tax authorities, generally for three years after they are filed. The Company is not subject to income taxes in Bermuda. The Company’s 2021 through 2024 tax years are subject to examination.

NOTE 17 – RELATED PARTY TRANSACTIONS

Departure of Directors and Certain Officers and Election of Directors and Appointment of Certain Officers: On July 24, 2024, The Company’s Chief Executive Officer (the “Original CEO”) resigned from his management position at the Company and from the Board. The Chief Operating Officer, and a director of the Company, was appointed as the new Chief Executive Officer (the “New CEO”) effective July 24, 2024.

The Lender, the Original CEO, and the New CEO, entered into a settlement agreement pursuant to which the New CEO resigned from his management position at the Company and from the Company’s Board effective September 4, 2024. In conjunction with the New CEO’s resignation, the number of Board seats increased from six to seven and appointed two new directors to fill such vacancies, one of whom was also appointed as Chief Executive Officer of the Company effective September 2024.

Due from/to affiliates: Amounts owed to the Company from affiliates that the Company transacts with in the normal course of business, are recorded as due from affiliates on the accompanying consolidated balance sheets and totaled $35,045 and $2,039,274 as of September 30, 2024 and 2023, respectively. Amounts owed to affiliates totaled $579,524 and $6,808,749 as of September 30, 2024 and 2023, respectively. Amounts due to and from these affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand. The nature of these transactions consists of the following:

Financial services revenue and due from affiliates: Certain of the Company’s directors, executive officers, principal owners, including immediate family members, are either directly or indirectly, through a controlling interest in an entity, users of the Company’s services. The Company recognized revenue from related party customers of $69,619 and $138,419 for the years ended September 30, 2024 and 2023, respectively.

General support services revenue, general support services cost of revenue, due from affiliate and due to affiliate: The Company provides general support services under a General Services Agreement (“GSA”) with a customer, whom a Company’s shareholder has an indirect controlling interest in. The GSA required minimum monthly payments of $1,600,000 during the years ended September 30, 2024 and 2023. The GSA was terminated effective January 1, 2024. General support services totaling $4,800,000 and $19,200,000, respectively, were recognized as revenue – general support services - related party on the accompanying consolidated statements of operations and comprehensive loss the years ended September 30, 2024 and 2023, respectively.

The Company utilizes a supplier, whom a Company’s shareholder has an indirect controlling interest in, to provide general support services to its customer under a GSA (the “GSS GSA”). For the period from October 1, 2022 through April 30, 2023, the minimum monthly payment required by the GSS GSA was $1,575,000. For the period from May 1, 2023 through December 31, 2023, the minimum monthly payment required by the GSS GSA was $1,550,000. Effective January 1, 2024, the Company terminated the GSS GSA. During the years ended September 30, 2024 and 2023, $4,650,000 and $18,775,000, respectively, were recorded as cost of revenue – general support services - related party under the GSS GSA on the accompanying consolidated statements of operations and comprehensive loss.

In December 2023, the Company settled an outstanding liability with the supplier totaling $2,727,061 through the issuance of 94,710 shares of the Company’s common stock (see Note 14).

On September 30, 2024, the Company, the customer under the GSA and the supplier under the GSS GSA entered into a release agreement pursuant to which the parties confirmed that the GSA between the Company and the customer and the GSS GSA between the Company and the supplier were terminated effective January 1, 2024. The parties further confirmed that there are no obligations or liabilities outstanding or owed between the parties as of September 30, 2024 and each party released and forever discharged the other party from any and all claims, demands, damages, actions, causes of action, or suits of any kind or nature whatsoever, both known and unknown, which have arisen or may arise from the GSA or the GSS GSA. Accordingly, at September 30, 2024, the amount of $6,141,000 owed from the customer under the GSA, which is comprised of $4,800,000 of revenues recognized during the year ended September 30, 2024, and $1,341,000 of revenues recognized during the year ended September 30, 2023, was written off and the obligation of $6,082,962 to the supplier under the GSS GSA was de-recognized. The bad debt expense and gain recognized on the terminations of the GSA and GSS GSA, respectively, are included as components of operating expenses and other (expense) income, respectively, on the accompanying consolidated statement of operations and comprehensive loss, for the year ended September 30, 2024.

Advances: From time to time, the Company receives advances from an entity where certain of the Company’s directors, executive officers, principal owners, including immediate family members, either directly or indirectly, have a controlling interest in the entity (see Note 10).

Investments: At the time the Company acquired a 5.0% interest in a privately held company’s equity securities, a shareholder of the Company and a director of the Company owned, directly and indirectly, approximately 40.0% and 10.0% of the outstanding securities of that privately held company (see Note 7).

Operating expenses: The Company incurred $221,660 and $191,765 for professional fees provided by the Company’s directors, executive officers, principal owners, including immediate family members, are either directly or indirectly through controlling interest in other entities for the years ended September 30, 2024 and 2023, respectively. Additionally, entities affiliated with related parties of the Company provide office space and administrative services such as the use of accountants to record the books and accounts of the Company at no charge. These services are considered immaterial.

Transaction Advisory: A member of the Company’s Board was also a managing director of a transaction advisory firm (“TA Firm”) at the time the Company entered into a letter agreement in November 2021 to engage the TA firm to serve as the exclusive transactional financial advisor and finder with respect to the Business Combination. The letter agreement of the TA Firm was terminated effective October 2023 and the board member resigned effective October 2023. The Company incurred advisory fees totaling $70,000 and $0 incurred during the years ended September 30, 2024 and 2023, respectively. The TA Firm ceased being a related party at the time the board member resigned.

Monies on behalf of related party entities: Occasionally, the Company will pay monies on behalf of an affiliate or an affiliate will pay monies on behalf of the Company.

At September 30, 2024, the Company was released from its obligation of $192,069 to an affiliate where a shareholder has a controlling interest in the affiliate for services received. The Company recognized a gain on settlement of due to affiliates as a component of other (expense) income on the accompanying consolidated statements of operations for the year ended September 30, 2024.

At September 30, 2023, the balance of $229,837 owed from one affiliate where a shareholder has a controlling interest in the affiliate, represented advances made to the affiliate and monies that the Company paid on behalf of the affiliate, were written off after exhaustive efforts at collection.

Loans payable – related parties: The Company has entered into several promissory notes with shareholders and affiliates during the years ended September 30, 2024 and 2023 (see Note 10).

Notes receivable – related parties

Shareholder note receivable: The Company originated a note receivable to a shareholder in the principal amount of $35,000 on September 1, 2022. The note bears a fixed interest rate of 5.0% per annum with $17,500 maturing on March 1, 2023 and $17,500 maturing on September 1, 2023. The principal was funded with cash custodial money. In April 2024, the outstanding balance under the note and accrued and unpaid interest totaling $37,198 and$3,007, respectively was exchanged for loan payable – related parties (see Note 10).

Brilliant note receivable: During the year ended September 30, 2023, the Company made non-interest bearings loans with an aggregate principal of $299,650 to Brilliant. The principal was payable promptly after the date on which Brilliant consummated an initial business combination with a target business. These loans were not convertible into any securities of Brilliant. At September 30, 2023, the amount of $299,650 was written off after exhaustive efforts at collection.

Line of credit:  On July 31, 2023, the Company entered into a credit deed providing a $1,000,000 line of credit (the “Line of Credit”) to an affiliate a shareholder’s sibling controls. The Line of Credit allows the borrower to request loans thereunder until total advances reach $1.0 million. Amounts drawn under the Line of Credit bear interest at an annual rate of 8.0% and installment repayments commence on December 31, 2023. The Line of Credit was collateralized by 133,514 shares of the Company’s common stock that are owned by the borrower.

During the year ended September 30, 2023, $764,892 was advanced to the borrower under the Line of Credit. At September 30, 2023, the Company recorded a reserve for credit loss of $637,072 on the Line of Credit. During December 2023, the Company and the related party company entered into a Stock Transfer Agreement pursuant to which the collateral, 133,514 shares of the Company’s common stock owed by the related party, were to be transferred to the Company to satisfy the amount owed under the Line of Credit. As of September 30, 2024, the transfer of the 133,514 shares of the Company’s common stock back to the Company had not occurred and management deemed it remote that the transfer will occur. During the year ended September 30, 2024, the Company collected $132,826. At September 30, 2024, after exhaustive efforts at collection of the outstanding amounts owed under the Line of Credit and unsuccessful attempts to collect the collateral, the Company wrote off the remaining outstanding balance of the Line of Credit against the reserve for credit loss.

For the years ended September 30, 2024 and 2023, the interest income related to notes receivable – related parties amounted to $949 and $12,082, respectively, and has been included as a component of other income (expense), net on the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2024 and 2023, the outstanding interest receivable related to the notes receivable – related parties was $0 and $12,179, respectively, and was included as a component of other current assets on the accompanying consolidated balance sheets.

Management determined the due from affiliates and notes receivables – related party to be fully collectable. Therefore, no reserve for credit losses is deemed to be required on notes receivable – related party or due from affiliates at September 30, 2024. At September 30, 2023. The Company recorded a reserve for credit loss of $10,199 for the accrued and unpaid interest associated with the notes receivable – related parties. During the year ended September 30, 2024, the Company wrote off the outstanding balance of the accrued and unpaid interest against the reserve for credit loss.

Digital currency assets and liabilities – related parties

At September 30, 2024 and 2023, customer digital currency assets and liabilities, amounted to $20,020 and $0, respectively, which was included in customer digital currency assets and liabilities on the accompanying consolidated balance sheets.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Indemnifications: The Company has indemnity agreements with certain officers and directors of the Company pursuant to which the Company must indemnify the officer or director against all expenses, judgments, fines, and amounts paid in settlement reasonably incurred in connection with a third party proceeding, if the indemnitee acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company, and in the case of a criminal proceeding, had no reasonable cause to believe the indemnitee’s conduct was unlawful. It is not possible to determine the maximum potential exposure under these indemnification agreements: (i) because the facts and circumstances involved in each claim are unique and the Company cannot predict the number or nature of claims that may be made; (ii) due to the unique facts and circumstances involved in each particular agreement; and (iii) due to the requirement for a registration of the Company’s securities before any of the indemnification obligations contemplated in the IRA become effective.

Legal and regulatory proceedings: The Company is subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business. The Company is also subject to regulatory oversight by numerous regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory investigations, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements.

There is a deficit between customer assets and liabilities as of September 30, 2024 and September 30, 2023. We are subject to regulatory and legal review in the jurisdictions we operate in. There are currently no claims against the Company. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, settlement payments, damage awards (including statutory damages for certain causes of action in certain jurisdictions), fines, penalties, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our products, services or business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operations resources, or otherwise harm our business.

Tax regulation: Current promulgated tax rules related to digital assets are unclear and require significant judgments to be made in interpretation of the law, including but not limited to the areas of income tax, information reporting, transaction level taxes and the withholding of tax at source. Additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from the Company’s practices or interpretation of the law, which could have unforeseen effects on the Company’s financial condition and results of operations, and accordingly, the related impact on the Company’s financial condition and results of operations is not estimable.

Digital asset wallets: The Company has committed to safeguard all digital assets and digital token identifiers on behalf of its customers. As such, the company may be liable to its customers for losses arising from theft or loss of customer private keys. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it engages third parties, which are digital asset trading platforms, to provide certain custodial services, including holding its customers’ digital token identifiers, securing its customers’ digital assets, and protecting them from loss or theft, including indemnification against certain types of losses such as theft. Its third-party digital asset trading platforms hold the digital assets in accounts in the Company’s name for the benefit of the Company’s customers.

White lion stock purchase agreement: On May 17, 2022, the Company entered into a Stock Purchase Agreement (the “White Lion Agreement”) with White Lion Capital Partners, LLC a California-based investment fund (“White Lion”). Under the terms of the White Lion Agreement, the Company had the right, but not the obligation, to require White Lion to purchase shares of its common stock up to a maximum amount of $75,000,000. In January 2024, the Company issued 202,702 shares of the Company’s common stock with a fair value of $750,000 to settle its obligation owed under the White Lion Agreement (see Note 14). On February 21, 2024, the Company terminated the White Lion Agreement.

NOTE 19 - SEGMENTS

The Company’s operations are organized into two reporting segments: general support services and financial services. The structure is designed to allow the Company to evaluate the performance of its different service offerings, provide improved service and drive future growth in a cost efficient manner.

Selected information by reportable segment is presented in the following tables:

	September 30,	September 30,
	2024	2023
Revenues:
General support services – related party	$4,800,000	$19,200,000
Financial services	1,113,461	2,097,642
Total revenues	$5,913,461	$21,297,642

Gross profit
General support services revenue – related party	$150,000	425,000
Financial services	848,516	(768,141)
Total gross profit (loss)	$998,516	$(343,141)

Operating expenses
Financial services	$1,917,126	2,721,746
Corporate/Other	13,259,400	14,398,334
Total operating expenses	$15,176,526	$17,120,080

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Conversion Agreement: On November 8, 2024, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with the Lender, as later amended on November 14, 2024, to convert outstanding principal and interest totaling $771,085 payable under the Lender’s convertible notes payable into 319,952 shares of the Company’s common stock. Pursuant to the Conversion Agreement, the Company issued an additional warrant to purchase 351,424 shares of the Company’s common stock exercisable for a period of five years at an exercise price of $2.41 per share (the “November 2024 Warrant”) in exchange for the cancellation of the Lender’s convertible notes payable. Further, the Company and the Lender entered into a letter agreement providing that the Lender may not exercise the June 2024 Warrant in the event such exercise would result in the Lender holding in excess of 19.9% of the Company’s outstanding shares of common stock as of November 8, 2024.

Sales of Securities: On November 8, 2024 and November 18, 2024, the Company entered into securities purchase agreements pursuant to which the Company sold 110,707 and 138,556 shares of the Company’s common stock at a purchase price of $2.09456 and 1.7765 per share, respectively, for aggregate gross proceeds of $231,882 and $246,145, respectively. The purchase price per share includes a 5.0% discount from the closing price of the Company as listed on Nasdaq as of the business day immediately prior to the closing date of each securities purchase agreement.

Disposition of Subsidiary: On November 8, 2024, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder of the Company and a subsidiary of the Company to sell the subsidiary to the shareholder or his nominee subject to the Company obtaining shareholder approval (the “Settlement Agreement”). The Settlement Agreement requires the Company to pay $61,000 to the shareholder of the Company by November 15, 2024. As required by the Settlement Agreement, a Share Purchase Agreement was entered into between the same parties dated December 23, 2024 providing that the Company, subject to it obtaining shareholder approval, will sell the subsidiary to the officer of the Company in consideration of GBP 1,000 (approximately $1,338 at September 30, 2024). In accordance with the terms of the Settlement Agreement, separate settlement agreements were entered into with two shareholders of the Company, pursuant to which the Company will issue an aggregate 200,000 shares of the Company’s common stock in consideration of each party releasing the Company for compensation owed for services.

Exit and Settlement Agreement: On November 8, 2024, the Company entered into an exit and settlement agreement (the “Exit and Settlement Agreement”) with three directors of the Board, under which each director resigned effective immediately. As required by the Exit and Settlement Agreement, the Company issued 46,700 fully vested shares of the Company common stock to each former direct in exchange for past services rendered.

Bylaws Amendment: On November 8, 2024, the Board approved an amendment to the Company’s Bylaws to decrease the quorum requirement from a majority to one-third of the voting power that was effective immediately.

Standby Equity Purchase Agreement: On December 3, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with an investor (the “Investor”) pursuant to which the Company has the right, at its option, to sell to the Investor up to $10 million of shares of the Company’s common stock, subject to certain limitations and conditions set forth in the SEPA, during the term of the SEPA. In connection with the SEPA, the Investor agreed to advance to the Company in the form of convertible promissory notes (the “SEPA Convertible Notes”) an aggregate principal amount of $2.0 million, which was to be advanced to the Company in three tranches. The first tranche of $500,000, was disbursed to the Company on December 3, 2024 (the “December 2024 Note”).

On December 19, 2024, the Company and the Investor entered into a Termination Agreement pursuant to which the SEPA and the Registration Rights Agreement were terminated. Accordingly, the Investor’s obligation to advance the Company additional amounts ceased.

Securities Purchase Agreement: On December 15, 2024, the Company entered into a Securities Purchase Agreement and Call Option (the “Star Agreement”) with Star 26 Capital Inc. (“Star”), the shareholders of Star (“Star Equity Holders”) and an officer of the Company acting in his capacity as the representative of the Star Equity Holders, to acquire a controlling 51% interest in Star, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products, in exchange for an aggregate investment of $15,000,000 that consists of :

●	A minimum amount of $5,000,000 in cash, less the amounts owed pursuant to Seller Notes, which shall be forgiven and cancelled as of the closing of the transaction

●	a promissory note in the principal amount of $10,000,000, which shall be reduced if the Company provides cash in excess of $5,000,000 maturing in 12 months following the closing (the “Investment Note”)

●	2,385,170 shares of the Company’s common stock issued to the Star Equity Holders which shall constitute approximately 29.75% of the issued and outstanding capital of the Company on a fully diluted basis, excluding the out of the money warrants

●	6,907,859 stock purchase warrants with a five year term and an exercise price of $1.50 per share

The Star Equity Holders granted the Company an option (the “Option”) to purchase the balance of their equity in Star (49.0%) for an aggregate $16,084,250 (the “Option Exercise Price”) in consideration for the issuance to the Star Equity Holders five-year stock purchase warrants to purchase an aggregate of 720,000 shares of the Company’s common stock with an exercise price of $1.50 per share. The Option Exercise Price to be paid by the Company to the Star Equity Holders consists of

●	$3,00,000 in cash,

●	a promissory note in the principal amount of $3,000,000, which accrues interest at 8.0% per annum and is due and payable six months after the issuance thereof,

●	2,385,170 shares of the Company’s common stock issued to the Star Equity Holders

●	5,109,789 stock purchase warrants with a five-year term and an exercise price of $1.50 per share

If, for a period of 12 months after the closing of the Star Agreement, the Company’s shares of common stock are delisted from Nasdaq, Star shall have the right, at its own discretion, to require the Company to exchange the Investment Note for all the shares of Star then held by the Company, provided, however, the Option shall be automatically cancelled and Star shall retain any cash payments made by the Company to Star and the Company shall retain an equity interest in Star equivalent to all cash payments. The closing of the Transaction is subject to customary closing conditions, including regulatory approvals, third-party consents, fairness opinion, and approval by the Company’s shareholders as required under applicable Nasdaq listing rules.

If the Star Agreement is canceled because stockholder approval was not obtained within 90-days after the date of the Star Agreement and the failure was a result of the Company failing to perform or observe the covenants or agreements of the Company provided for in the terms of the Star Agreement, the Seller is entitled to damages of $1,000,000 from the Company.

As a result of the Settlement Agreement and subject to the closing of the acquisition of Star, the Company’s business will be focused on the defense sector.

Private Placement: On December 18, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor (the “Purchaser”) agreed to purchase from the Company 1,666,666 units for an aggregate purchase price of $10,000,000 or a per unit price of $6.00 with each unit consisting of (i) one share (the “Shares”) of the Company’s common stock and (ii) a stock purchase warrant to purchase up to one and one half shares of the Company’s common stock (the “December 2024 PIPE Warrant”). At the discretion of the Purchaser, it may elect to acquire one pre-funded common stock purchase warrant in lieu of one Share (the “Pre-Funded Warrant”). Each Share and accompanying December 2024 PIPE Warrant is being sold together at a combined offering price of $6.00 per Share and December 2024 PIPE Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The December 2024 PIPE Warrant will have an exercise price of $6.00 per share, are immediately exercisable on a cash or cashless basis and will expire five years from the date of issuance. The Units were priced in excess of the average Nasdaq Official Closing Price of the Company’s common stock for the five trading days immediately preceding the signing of the Securities Purchase Agreement. The Private Placement closed on December 20, 2024.

The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 15 days of the date of the Securities Purchase Agreement (the “Filing Deadline”) and to use commercially reasonable efforts to have the registration statement declared effective within 45 days of the closing of the Private Placement or 75 days in the event of a full review (the “Effectiveness Deadline”). In certain circumstances including, but not limited to, if the Company misses the Filing Deadline or the Effectiveness Deadline, then the Company will be required to pay to the Purchasers an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 5.0% multiplied by the aggregate purchase price.

Pursuant to a Placement Agency Agreement (the “PAA”), dated December 18, 2024, between the Company the placement agent entered into in connection with the Private Offering, the Company has paid customary placement fees to the placement agent, including a cash fee equal to 7.0% of the gross proceeds raised in the Private Placement and 4.0% on all proceeds from the exercise of the December 2024 PIPE Warrants. Pursuant to the PAA, the Company has also agreed to reimburse certain expenses of the placement agent incurred in connection with the Private Placement.

Incentive Equity Grants: On December 16, 2024, the Company issued an aggregate of 1,337,500 restricted stock grants consisting of restricted shares of common stock under its stock incentive plans to various executive officers, directors and consultants of the Company who have provided services to the Company for an extended period of time with limited compensation.

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

On November 3, 2023, the Company was informed that Gries had sold its business to GreenGrowth CPAs (“GreenGrowth”).

On November 5, 2023, the Company engaged and executed an agreement with GreenGrowth as the Company’s new independent accountant to replace Gries. As Gries was engaged by the Company on May 22, 2023, Gries has not issued a report on the Company’s financial statements. The Board of the Company, acting as the audit committee, approved the decision to change independent accountants.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”)). Based on that assessment, our CEO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As part of our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024, management has performed adequate testing to conclude that the material weakness identified in the prior fiscal year has not been remediated as of September 30, 2024 related to the Company possessing sufficient resources to properly identify and account for the evaluation of intangible assets and its cost-method investments and to implement and sustain appropriate entity-level controls.

Plan of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Following the identification and communication of the material weakness described above, management commenced remediation actions relating to this material weakness beginning in the fourth quarter of fiscal year 2024, as follows:

●	We are utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise.

●	We are expanding and improving our review process for complex accounting transactions. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

●	We are implementing enhancements and process improvements, including the design and implementation of well-defined controls and related control attributes

The material weaknesses identified above will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Menachem Shalom	49	Chief Executive Officer and Director
David Rokach	55	Director
Tomer Nagar	35	Director
Aviya Volodarsky	37	Director
Reuven Yeganeh	48	Director
Anastasiia Kotaieva	33	Director

Set forth below is a brief description of the background and business experience of our current executive officers or directors.

Menachem Shalom has been our Chief Executive Officer and member of our Board of Directors since September 2024. Mr. Shalom has served as a director and the Chief Executive Officer of Motomova Inc (OTC Markets: MTMV) since December 1, 2022 and its Secretary since May 24, 2023. Mr. Shalom was the Co-Chief Executive Officer, and a member of the board of directors of MEA since January 2022. Since 2017, Mr. Shalom has also served as CEO of Hold Me Ltd., a digital platform for mobile wallet and payments founded by Mr. Shalom. Mr. Shalom is the principal executive and financial officer and sole director of Hold Me Ltd., a company registered with the Securities and Exchange Commission. Prior to his tenure with the Company, Mr. Shalom founded and served as CEO of Wayerz Solutions, Ltd., a digital platform for correspondent banking and wires’ routing optimization, between 2014 and 2017 and as Vice President of Business Development, Sales and Marketing at Dsnr Media Group Ltd., an international cross-platform digital advertising company. Mr. Shalom also founded and served as CEO of Mipso Ltd., a software-as-a-service provider in the fashion and retail industry, between 2010 and 2013; ooga studio Ltd., an industrial design incubator, between 2007 and 2010; and Medifreeze Ltd., a startup in the area of stem cell cryopreservation, between 2004 and 2009. Mr. Shalom received his MBA at the Hebrew University of Jerusalem in 2003 after receiving an LLM in corporate law at Columbia University School of Law in 2000.

David Rokach has been a member of our Board of Directors since September 2024. Mr. Rokach is the founder and has served as the CEO of Tokara Management Ltd. since 2014, which provides investment management services to hedge funds. Mr. Rokach also serves as a Senior Investment Manager of X Group Fund of Funds since January 2020. X Group Fund of Funds has provided a loan to the Company and also holds a warrant. Mr. Rokach has also held certain roles with Clal Finance. Mr. Rokach graduated from The Hebrew University of Jerusalem with a Bachelor of Arts International Relations in 1993 and from the Tel Aviv University with a diploma in Financial Investment Management in 1993. Mr. Rokach attended New York University in 1994 studying investment management.

Tomer Nagar has been employed in the sales department for Sogolowek Food Group since 2019. Prior to joining Sogolowek, Mr. Nagar served in the Israeli Air Force from 2006 through 2018 as a First Sergeant and Master Sergeant. Mr. Nagar graduated from the Israeli Air Force College in 2005 with a degree in Aviation Machinery.

Aviya Volodarsky is an attorney and since 2023 has practiced as a self employed attorney in Israel specializing in torts, corporate law, administrative law and civil litigation. From 2017 through 2023, Ms. Volodarsky was employed by the Law Firm of Attorney Yigal Matzlavi. Ms. Volodarsky studied at the Ono Academic College.

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

Anastasiia Kotaieva has been a director since June 13, 2024. She is an established business manager and entrepreneur. Ms. Kotaieva, since January 2022 to present, has owned and operated Ali Finance, which provides services to clients in the real estate industry as well as the stock market. From February 2019 through November 2021, Ms. Kotaieva served as an analyst for Menora, an insurance company, providing diligence and analyst services. Ms. Kotaieva served as an Account Manager for BSV, a private water well drilling company from January 2015 to October 2018. Ms. Kotaieva received a Bachelors and Masters degree in Economics from Krok University in Kyiv, Ukraine.

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

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of David Rokach, Tomer Nagar, Aviya Volodarsky and Reuven Yeganeh be an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with Nukkleus and will have with the combined company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our Common Stock by each non-employee director, and the transactions involving them described in the section entitled “Certain Relationships and Related Transactions.”

Committees of the Board of Directors

The standing committees of our board of directors consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Below are our current committee members.

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
David Rokach	David Rokach *	David Rokach
Reuven Yeganeh *±	Reuven Yeganeh	Reuven Yeganeh
Aviya Volodarsky	Aviya Volodarsky	Aviya Volodarsky *

*	Denotes Chairperson.
±	Denotes audit committee financial expert.

Audit Committee

The Combined Company’s Audit Committee will be established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Brian Schwieger, Nicholas Gregory and Daniel Marcus, each of whom are independent directors and are “financially literate” as defined under the Nasdaq listing standards. Nukkleus’s board of directors has determined that Reuven Yeganeh qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

Item 11. Executive Compensation.

Executive Officers’ Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Operation Officer (including director compensation) during the fiscal years ended September 30, 2024 and 2023. No other executive officer received compensation in excess of $100,000 during the fiscal years ended September 30, 2024 and 2023.

Summary Compensation Table

Name and principal position	Fiscal year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		$	$	$	$	$	$	$	$
Menachem Shalom	2024	23,333	-	-	-	-	-	-	23,333
CEO	2023	-	-	-	-	-	-	-	-

Emil Assentato	2024	16,667	-	-	-	-	-	-	16,667
CEO	2023	20,000	-	-	-	-	-	-	20,000

Jamal “Jamie” Khurshid	2024	232,020	-	-	207,192	-	-	-	439,212
COO	2023	257,171	-	-	276,258	-	-	-	533,429

Employment Agreements

On July 24, 2024, Emil Assentato resigned as Chief Executive Officer and from the Board of Directors.

On September 23, 2021, the Company entered into a Consultancy Agreement with Jamal “Jamie” Khurshid, the Company’s COO. Pursuant to the agreement, Mr. Khurshid is employed as Chief Operating Officer of the Company unless terminated pursuant to the terms of the agreement. During the term of the agreement, Mr. Khurshid is entitled to two hundred and fifteen thousand Euro (€215,000) annually. Mr. Khurshid advised the Company that he was resigning as Chief Executive Officer and as a director of the Company effective September 2024.

In 2022, the Company entered into an amendment with Jamal “Jamie” Khurshid, pursuant to which the Company agreed to grant Jamal “Jamie” Khurshid stock options to acquire 85,714 shares of common stock at an exercise price of $3.15 per share. On November 8, 2024, the Company entered into a Settlement Agreement and Release with Mr. Khurshid and Match in which each party released the other.

Menachem Shalom was appointed as a director on July 24, 2024. On December 16, 2024, the Company entered into a Consultancy Agreement with Menachem Shalom, the Company’s CEO, effective September 1, 2024. Pursuant to the agreement, Mr. Shalom is employed as Chief Executive Officer of the Company unless terminated pursuant to the terms of the agreement. During the initial term of the agreement (September 2024 through February 2025), Mr. Shalom is entitled to receive $20,000 monthly, with subsequent semi-annual $5,000 monthly increases effective March 2025 and September 2025.

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the year ended September 30, 2024.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during the year ended September 30, 2024, and each person who served as an executive officer of the Company as of September 30, 2024:

Outstanding Equity Awards
	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Menachem Shalom CEO	-	-	-	-	-	-	-	-	-
Emil Assentato, CEO	-	-	-	-	-	-	-	-	-
Jamal “Jamie” Khurshid, COO	10,715	-	10,715	25.20	1/1/2027	-	-	-	-

*	Reflects 8:1 reverse stock split in October 2024

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

Non-Employee Director Compensation

The following table sets forth all information concerning all cash and non-cash compensation awarded to, earned by or paid to our non-employee directors during the fiscal year ended September 30, 2024.

Non-Employee Director Compensation
					Change in
					Pension Value
					and
	Fees Earned			Non-equity	Non-Qualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	$	$	$	$	Earnings	$	$
Nicholas Gregory (1)	20,000	-	-	-	-	-	20,000
Daniel Marcus (1)	20,000	-	-	-	-	-	20,000
Brian Schweiger (1)	20,000	-	-	-	-	-	20,000
Brian Ferrier (2)	13,333	-	-	-	-	-	13,333
Derek Campbell (2)	6,667	-	-	-	-	-	6,667
Reuven Yeganeh (3)	5,833	-	-	-	-	-	5,833
Anastasiia Kotaieva (3)	5,833	-	-	-	-	-	5,833
David Rokach (4)	3,333	-	-	-	-	-	3,333

(1)	Mr. Gregory, Mr. Marcus & Mr. Schweiger resigned as directors on November 8, 2024
(2)	Mr. Ferrier & Colonel Derek Campbell resigned as directors on May 24, 2024
(3)	Mr. Yeganeh & Ms. Kotaieva were appointed as directors on June 13, 2024
(4)	Mr. Rokach was appointed as director on July 24, 2024

Agreement with Craig Marshak

On August 1, 2016, Mr. Craig Marshak entered into a letter agreement with us pursuant to which he was appointed as our director in consideration of an annual fee of $20,000. On October 27, 2023, Mr. Marshak resigned as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of January 7, 2025 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. As of January 7, 2025, we had 4,7980,431 shares of common stock issued and outstanding.

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

Name	Position	Number of Shares of Common Stock	Percentage of Common Stock (1)
Officer and Directors
Menachem Shalom	CEO and Director	500,000	10.4%
David Rokach	Director	10,000	*
Tomer Nagar	Director	10,000	*
Aviya Volodarsky	Director	10,000	*
Reuven Yeganeh	Director	10,000	*
Anastasiia Kotaieva(2)	Director	971,376	18.4%
Total Officers and Directors (6 people)		1,511,376	28.6%
5% Stockholders

X Group Family of Funds Limited Partnership(2)		971,376	18.4%
Emil Assentato		671,191	14.0%
East Asia Technology Investments Limited(3)		381,000	7.4%
Nukk Tracker Notes - CH1108678926 / 23714, series of notes (Series 24) issued by ProETP DAC		249,263	5.2%

(1)	Applicable percentage ownership is based on 4,790,431 shares of common stock outstanding as of *, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person.
(2)	Represents 150,000 shares of common stock personally and 319,952 shares of common stock, 150,000 shares of common stock issuable upon exercise of a warrant at $1.50 per share and 351,424 shares of common stock issuable upon exercise of a warrant at $2.41 per share. Anastasiia Kotaieva, a director of the Company, is the owner of X Group Family of Funds Limited Partnership.
(3)	Represents 206,000 shares of common stock issuable upon conversion of a Senior Unsecured Promissory Note issued August 1, 2024 at a conversion price of $2.50 per share and 175,000 shares of common stock issuable upon exercise of a Warrant at an exercise price of $2.00 per share.
*	Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Star Agreement

As discussed herein, on December 15, 2024, the Company entered into the Star Agreement with Star, the Star Equity Holders and Menachem Shalom, the representative of such shareholders to acquire a controlling 51% interest in Star, a defense acquisition company. Mr. Shalom, who is the Chief Executive Officer and a director of the Company, is a controlling shareholder, Chief Executive Officer and a director of Star.

X Group Conversion

On June 11, 2024 the Company issued the X Group Note to X Group in consideration of cash proceeds in the amount of $250,000. As an additional inducement to provide the X Group Note 1, the Company issued X Group the X Group Warrant 1. The Company and X Group also entered into a Restructuring Agreement providing that, among other items, X Group, in its sole discretion, will have the right for a period for six months from the effective date to lend the Company an additional $500,000.

On September 10, 2024, the Company issued the X Group Note 2 in the principal amount of $125,000 to X Group in consideration of cash proceeds in the amount of $100,000, which was funded on September 4, 2024.

On November 8, 2024, the Company entered the Conversion Agreement with X Group to convert outstanding principal and interest totaling of $771,085 payable under the X Group Note 1 and the X Group Note 2 (the “X Group Debt”) into shares of common stock of the Company. Pursuant to the Conversion Agreement, the Company issued 385,542 shares of its common stock and an additional warrant to purchase 351,424 shares of common stock exercisable for a period of five years at an exercise price of $2.00 per share (“X Group Warrant 2”) in exchange for the cancellation of the X Group Debt. Further, the Company and X Group entered into a letter agreement providing that X Group may not exercise the X Group Warrant 1 in the event such exercise would result in X Group holding in excess of 19.9% of the Company’s outstanding shares of common stock as of November 8, 2024. On November 14, 2024, the Company and X Group entered into a letter agreement pursuant to which it amended the terms of the Conversion Agreement and the X Group Warrant 2 issued in connection with the Conversion Agreement. Pursuant to the letter agreement, the shares of common stock to be issued under the Conversion Agreement were amended to be 319,952 shares of common stock of the Company and the exercise price of the X Group Warrant 2 was amended to be $2.41.

Services provided by related parties

From time to time, Oliver Worsley, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $54,499 and $55,140 for the years ended September 30, 2024 and 2023, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss.

From time to time, Craig Vallis, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $105,834 and $136,625 for the years ended September 30, 2024 and 2023, respectively, which have been included in professional fees on the accompanying consolidated statements of operations and comprehensive loss.

From time to time, Jamal Khurshid, the Company’s former chief executive officer and director, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $61,327 for the year ended September 30, 2024, which have been included in professional fees on the accompanying condensed consolidated statements of operations and comprehensive loss. Jamal Khurshid did not provide any consulting services to the Company for the year ended September 30, 2023.

Revenue from related party and cost of revenue from related party

The Company’s general support services operated under a GSA with TCM providing personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount received was $1,600,000. Due to non-payment by TCM under the GSA, the Company has advised TCM that the GSA has been terminated as of December 31, 2023. The Company has historically generated substantially most of its revenue through the services rendered under the GSA.

The Company’s general support services operated under a GSA with FXDIRECT receiving personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount payable wais $1,575,000. Effective May 1, 2023, the minimum amount payable by the Company to FXDIRECT for services was reduced from $1,575,000 per month to $1,550,000 per month. Effective December 31, 2023, the GSA with FXDIRECT was terminated.

Both of the above entities are affiliates through common ownership.

During the years ended September 30, 2024 and 2023, general support services provided to the related party, which was recorded as revenue – general support services - related party on the accompanying consolidated statements of operations and comprehensive loss were as follows:

	Years Ended September 30,
	2024	2023
Service provided to:
TCM	$4,800,000	$19,200,000
	$4,800,000	$19,200,000

During the years ended September 30, 2024 and 2023, services received from the related party, which was recorded as cost of revenue – general support services - related party on the accompanying consolidated statements of operations and comprehensive loss were as follows:

	Years Ended September 30,
	2024	2023
Service received from:
FXDIRECT	$4,650,000	$18,775,000
	$4,650,000	$18,775,000

During the years ended September 30, 2024 and 2023, Digital RFQ earned revenue from related parties in the amount of $69,619 and $138,419, respectively, which was included in revenue – financial services on the accompanying consolidated statements of operations and comprehensive loss.

Due from affiliates

At September 30, 2024 and 2023, due from affiliates consisted of the following:

	September 30,	September 30,
	2024	2023
Digiclear	$-	$229,837
Jacobi	-	95,274
Jamal Khurshid	10,382	-
Forexware (1)	6,151	-
FXDD Mauritius (1)	6,004	1,500
TCM (1)	12,508	1,942,500
Total	$35,045	$2,269,111

(1)	FXDD Mauritius, Forexware, and TCM are controlled by Emil Assentato, the Company’s former chief executive officer and chairman and current 5%+ shareholder.

The balance due from Jamal Khurshid represents monies the Company paid on behalf of Jamal Khurshid. The balances due from Forexware, FXDD Mauritius, and TCM represent outstanding receivables owed to Digital RFQ for financial services. The balances due from Jacobi and FXDD Mauritius represent monies that the Company paid on behalf of Jacobi and FXDD Mauritius. The balance due from TCM represents unsettled funds due related to the General Services Agreement and monies that the Company paid on behalf of TCM.

Management believes that the affiliates’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from affiliates at September 30, 2024 and 2023.

Due to affiliates

At September 30, 2024 and 2023, due to affiliates consisted of the following:

	September 30,	September 30,
	2024	2023
Forexware LLC	$-	$1,211,778
FXDIRECT	-	5,064,428
Currency Mountain Holdings Bermuda, Limited (“CMH”) (1)	42,000	42,000
FXDD Trading (1)	470,716	396,793
Markets Direct Payments (1)	2,543	2,317
Craig Vallis	16,532	-
Match Fintech Limited (2)	47,733	91,433
Total	$579,524	$6,808,749

(1)	CMH, FXDD Trading, and Markets Direct Payments are controlled by Emil Assentato, the Company’s former chief executive officer and chairman, and current 5%+ shareholder.

(2)	Match Fintech Limited is controlled by affiliates of the Company.

The balances due to affiliates represent expenses paid by FXDD Trading, Markets Direct Payments, and Match Fintech Limited on behalf of the Company and advances from CMH. The balance due to Craig Vallis represents unpaid consulting fees.

Amounts due to affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Customer digital currency assets and liabilities – related parties

At September 30, 2024 and 2023, related parties’ digital currency, which was controlled by Digital RFQ, amounted to $20,020 and $0, respectively, which was included in customer digital currency assets and liabilities on the accompanying consolidated balance sheets.

Note receivable – related parties

Promissory note

The Company originated a note receivable to a shareholder in the principal amount of $35,000 on September 1, 2022. The note matured with respect to $17,500 on March 1, 2023 and with respect to $17,500 on September 1, 2023. The note bears a fixed interest rate of 5.0% per annum. On April 1, 2024, the outstanding principal and interest of this note receivable was applied to the principal of a cash loan made to the Company from this shareholder in March 2024.

For the years ended September 30, 2024 and 2023, the interest income related to this note amounted to $949 and $1,836, respectively, and has been included in other (expense) income: other income (expense) on the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2024 and 2023, the outstanding interest balance related to this note was $0 and $1,980, respectively, and was included in other current assets on the accompanying consolidated balance sheets.

Line of credit

On July 31, 2023, the Company entered into a credit deed providing a $1,000,000 line of credit (the “Line of Credit”) to an affiliate a shareholder’s sibling controls. The Line of Credit allows the borrower to request loans thereunder until total advances reach $1.0 million. Amounts drawn under the Line of Credit bear interest at an annual rate of 8.0% and installment repayments commence on December 31, 2023. The Line of Credit was collateralized by 133,514 shares of the Company’s common stock that are owned by the borrower.

During the year ended September 30, 2023, $764,892 was advanced to the borrower under the Line of Credit. At September 30, 2023, the Company recorded a reserve for credit loss of $637,072 on the Line of Credit. During December 2023, the Company and the related party company entered into a Stock Transfer Agreement pursuant to which the collateral, 133,514 shares of the Company’s common stock owed by the related party, were to be transferred to the Company to satisfy the amount owed under the Line of Credit. As of September 30, 2024, the transfer of the 133,514 shares of the Company’s common stock back to the Company had not occurred and management deemed it remote that the transfer will occur. During the year ended September 30, 2024, the Company collected $132,826. At September 30, 2024, after exhaustive efforts at collection of the outstanding amounts owed under the Line of Credit and unsuccessful attempts to collect the collateral, the Company wrote off the remaining outstanding balance of the Line of Credit against the reserve for credit loss.

For the years ended September 30, 2024 and 2023, the interest income related to notes receivable – related parties amounted to $362  and $12,082, respectively, and has been included as a component of other income (expense), net on the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2024 and 2023, the outstanding interest receivable related to the notes receivable – related parties was $0 and $12,179, respectively, and was included as a component of other current assets on the accompanying consolidated balance sheets.

Loan payable – related parties and interest payable – related parties

On July 19, 2023, Digital RFQ issued a promissory note (the “July 2023 Loan”) in the principal amount of $75,619 to Jamal Khurshid, the Company’s chief operating officer and director, in consideration of cash proceeds in the amount of $75,619. The July 2023 Loan bears interest of 5.0% per annum and is due and payable on July 19, 2026. The outstanding principal and interest of the July 2023 Loan was fully repaid in November 2023.

On August 15, 2023, Digital RFQ issued a promissory note (the “August 2023 Loan”) in the principal amount of $75,000 to Emil Assentato, the Company’s chief executive officer and chairman, in consideration of cash proceeds in the amount of $75,000. The August 2023 Loan bears interest of 5.0% per annum and is due and payable on August 15, 2026. A partial repayment of the August 2023 Loan of $50,000 was paid to Emil Assentato in January 2024.

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

During the year ended September 30, 2024, the Company issued promissory notes in the aggregate principal of $1,105,639 and $248,000 to a shareholder and to an entity managed by that shareholder, respectively, (collectively, the “Shareholder 2024 Loans”), in consideration of cash proceeds in the same amount in the following tranches:

October 2023	$199,000
December 2023	424,000
January 2024	25,000
February 2024	188,000
March 2024	80,000
April 2024	31,000
May 2024	100,000
June 2024	120,500
July 2024	59,000
August 2024	58,000
September 2024	69,139
Total	$1,353,639

The 2024 Shareholder Loans bear interest of 5.0% per annum and each individual loan will be due and payable three years from the date of issuance.

In March 2024, the Company entered into a facility agreement with a shareholder (the “March 2024 Facility”), whereby a Company’s subsidiary can request loans up to an aggregate $500,000 from the shareholder. The proceeds from advances under the March 2024 Facility are restricted to fund working capital and operating expense. Advances drawn under the March 2024 Facility bear interest of 4.0% per month. This loan will be repaid in installments in accordance with the terms of the March 2024 Facility, with the last installment due on July 31, 2024. In April 2024, $11,820, a portion of the March 2024 Facility’s outstanding principal was exchanged for due from affiliates (see Note 17). As of September 30, 2024, the outstanding principal balance and accrued and unpaid interest of the March 2024 Facility was GBP 320,646 and GBP 115,433, respectively ($429,131 and $154,487, respectively), at September 30, 2024.

In March 2024, the Company entered into a loan agreement with a Company shareholder (the “March 2024 Loan”), providing the Company with a loan up to GBP 395,000 ($528,640 at September 30, 2024). The proceeds from advances under the March 2024 Loan are restricted to fund working capital and operating expense. Advances drawn under the March 2024 Loan bear interest at a rate of 10.0% per annum. This March 2024 Loan is unsecured and is due and payable on March 31, 2025. In April 2024, GBP 32,337 ($37,198 at the exchange date), a portion of the March 2024 Loan’s outstanding principal, was exchanged for note receivable – related party (see Note 17). As of September 30, 2024, the outstanding principal balance and accrued and unpaid interest was GBP 217,663 and GBP 10,883, respectively ($291,305 and $14,565, respectively), at September 30, 2024.

Letter agreement with ClearThink

Nukkleus was party to a letter agreement with ClearThink dated as of November 22, 2021, pursuant to which ClearThink was engaged by Nukkleus in connection with the Business Combination (See Note 18 - White lion stock purchase agreement).

Craig Marshak, a former member of the Board of Directors of the Company, was a managing director of ClearThink, a transaction advisory firm. ClearThink had been engaged by the Company to serve as the exclusive transactional financial advisor, and finder with respect to the Business Combination, to advise the Company with respect to the Business Combination. The letter agreement was terminated on October 27, 2023. The Company paid ClearThink $210,000 as of the date of closing of the Business Combination. Mr. Marshak no longer serves as a director of the Company.

Customers

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended September 30, 2024 and 2023.

	Years Ended September 30,
Customer	2024	2023
A – related party	81.2%	90.2%

As of September 30, 2024, the GSA agreement in relation to the above referenced related party customer was no longer active and nothing was owed by this customer to the Company.

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023, accounted for 95.2% of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023.

Suppliers

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s costs of revenues for the years ended September 30, 2024 and 2023.

	Years Ended September 30,
Supplier	2024	2023
A – related party	94.6%	86.8%

As of September 30, 2024, the GSA agreement in relation to the above referenced related party supplier was no longer active and nothing was owed to this supplier by the Company.

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2023, accounted for 81.7% of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2023.

Director Independence

Our board of directors currently consists of six members. Our board of directors has determined that David Rokach, Tomer Nagar, Aviya Volodarsky and Reuven Yeganeh qualify as independent directors in accordance with the Nasdaq Capital Market (“Nasdaq”) listing requirements. Mr. Menachem Shalom and Ms. Anastasiia Kotaieva are not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Our audit committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our board of directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the board of directors before the audit commences.

The independent auditor also submits an audit services fee proposal, which also must be approved by the board of directors before the audit commences.

On May 22, 2023, the Board of Directors of Old Nukk approved the engagement of Gries and Associates, LLC (“Gries”) as Old Nukk’s independent registered public accounting firm for the fiscal year ending September 30, 2023. The change was effective upon execution of an engagement letter. In connection with the selection of Gries, the Board dismissed Marcum LLP as Old Nukk’s independent registered public accounting firm on May 22, 2023. On November 3, 2023, Old Nukk was informed that Gries had sold its business to GreenGrowth CPAs (“GreenGrowth”). On November 5, 2023, Old Nukk engaged and executed an agreement with GreenGrowth, as the Old Nukk’s new independent accountant to replace Gries. As Gries was engaged by the Company on May 22, 2023, Gries has not issued a report on the Old Nukk’s financial statements. The Board of Directors of Old Nukk, acting as the audit committee, approved the decision to change independent accountants. During the fiscal years ended September 30, 2023, and through November 3, 2023, Old Nukk had no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Gries on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Gries would have caused Gries to make reference thereto in connection with its report.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended	Year Ended
	September 30,	September 30,
	2024	2023
Audit Fees	$164,560	118,000
Audit Related Fees	-	219,749
Tax Fees	-	-
All Other Fees	-	-
Total	$164,560	337,749

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	Exhibits	Filing Date
2.1#	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.1	June 26, 2023
2.2#	First Amendment to Amended and Restated Agreement and Plan of Merger dated as of November 1, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.2	November 2, 2023
3.1	Amended and Restated Certificate of Incorporation of Nukkleus Inc. (f/k/a Brilliant Acquisition Corp.)	Form 8-K	3.2	January 2, 2024
3.2	Bylaws of Nukkleus Inc.	Form 8-K	3.3	January 2, 2024
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 11, 2024	Form 8-K	3.1	October 18, 2024
3.4	Certificate of Correction to the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 16, 2024	Form 8-K	3.2	October 18, 2024
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 18, 2024	Form 8-K	3.3	October 18, 2024
3.6	Amended and Restated Bylaws	Form 8-K	3.1	November 12, 2024
4.1	Senior Unsecured Promissory Note dated June 11, 2024 issued to X Group Fund of Funds	Form 8-K	4.1	June 17, 2024
4.2	Common Stock Purchase Warrant issued to X Group Fund of Funds	Form 8-K	4.2	June 17, 2024
4.3	Senior Unsecured Promissory Note dated August 1, 2024 issued to East Asia Technology Investments Limited	Form 8-K	4.1	August 5, 2024
4.4	Common Stock Purchase Warrant issued to East Asia Technology Investments Limited	Form 8-K	4.2	August 5, 2024
4.5	Form of Senior Unsecured Promissory Note dated September 10, 2024 issued to X Group Fund of Funds	Form 8-K	4.1	September 12, 2024
4.6	Form of Warrant – December 2024	Form 8-K	4.1	December 20, 2024
4.7	Form of Pre-Funded Common Stock Purchase Warrant – December 2024	Form 8-K	4.2	December 20, 2024
10.1*	Nukkleus 2023 Incentive Award Plan.	Form 8-K	10.1	January 2, 2024
10.2	Form of Registration Rights Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.3	June 26, 2023
10.3	Form of Lock-Up Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.2	June 26, 2023
10.4	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016	Form 10-K	10.4	July 12, 2024
10.5	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016	Form 10-K	10.5	July 12, 2024
10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited	Form 10-K	10.6	July 12, 2024
10.7	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited	Form 10-K	10.7	July 12, 2024
10.8	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited	Form 10-K	10.8	July 12, 2024
10.9	Settlement Agreement and Stipulation dated May 28, 2024 by and between Nukkleus Inc. and Silverback Capital Corporation	Form 8-K	10.1	June 4, 2024
10.10	Restructuring Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.1	June 17, 2024
10.11	Voting Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.2	June 17, 2024
10.12	Release Agreement between Nukkleus Inc., Triton Capital Markets Ltd. and FXDirectDealer LLC dated September 30, 2024	Form 8-K	10.3	October 4, 2024

10.13	Form of Exit and Settlement Agreement dated November 8, 2024	Form 8-K	10.1	November 12, 2024
10.14	Securities Purchase Agreement dated November 8, 2024	Form 8-K	10.2	November 12, 2024
10.15	Conversion Agreement entered with X Group Fund of Funds dated November 8, 2024 Settlement Agreement and Release among	Form 8-K	10.3	November 12, 2024
10.16	Nukkleus Inc., Jamal Khurshid and Match Financial Limited dated November 8, 2024	Form 8-K	10.4	November 12, 2024
10.17	Letter Agreement between Nukkleus Inc. and X Group Fund of Funds dated November 14, 2024	Form 8-K	10.1	November 15, 2024
10.18	Securities Purchase Agreement dated November 19, 2024	Form 8-K	10.1	November 22, 2024
10.19	Standby Equity Distribution Agreement dated December 3, 2024 between Nukkleus Inc. and YA II PN, Ltd.	Form 8-K	10.1	December 6, 2024
10.20	Form of Convertible Promissory Notes issued to YA II PN, Ltd.	Form 8-K	10.2	December 6, 2024
10.21	Registration Rights Agreement dated December 3, 2024 between Nukkleus Inc. and YA II PN, Ltd.	Form 8-K	10.3	December 6, 2024
10.22#	Securities Purchase Agreement and Call between Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and the representative of such shareholders, dated December 15, 2024	Form 8-K	10,1	December 17, 2024
10.23#	Form of Securities Purchase Agreement dated December 18, 2024 between Nukkleus Inc. and the purchasers identified therein	Form 8-K	10.1	December 20, 2024
10.24	Form of Registration Rights Agreement – December 2024	Form 8-K	10.2	December 20, 2024
10.25	Placement Agent Agency Agreement dated December 18, 2024 between Nukkleus Inc. and Dawson James Securities Inc.	Form 8-K	10.3	December 20, 2024
10.26	Termination Agreement entered between Nukkleus Inc. and YA II PN Ltd dated December 19, 2024	Form 8-K	10.4	December 20, 2024
21.1	List of Subsidiaries
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contract or compensatory plan or arrangement.
#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC.

Dated: February 10, 2025	By:	/s/ Menachem Shalom
Menachem Shalom
Chief Executive Officer
(Principal Executive Officer), and
Chief Financial Officer
(Principal Financial and
Accounting Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Menachem Shalom	Chief Executive Officer (Principal Executive Officer), Chief Financial	February 10, 2025
Officer (Principal Financial Officer), and Director

/s/ David Rokach	Chief Operating Officer and Director	February 10, 2025

/s/ Romer Nagar	Director	February 10, 2025

/s/ Aviya Volodarsky	Director	February 10, 2025

/s/ Reuven Yeganeh	Director	February 10, 2025

/s/Anastasiia Kotaieva	Director	February 10, 2025