Form 10-K/A
period 2024-09-30
Nukkleus Inc.
filed 2025-04-14
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note: This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Nukkleus Inc. (the “Company,” “we,” “our,” “us” or “Nukk”) for the year ended September 30, 2024, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2025 (the “Original 10-K”). The purpose of this Amendment is to include information pertaining to the Company’s Policy for the Recovery of Erroneously Awarded Compensation. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

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

Item 9B. Other Information.

During the quarter ended September 30, 2024, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

The Board adopted the Company’s Policy for the Recovery of Erroneously Awarded Compensation, in accordance with Nasdaq Rule 5608 (“Clawback Policy”). The Clawback Policy provides for the reasonably prompt recovery by the Company of Incentive Based Compensation paid to a Covered Person (an executive officer and certain other specified senior employees), to the extent erroneously awarded, following an Accounting Restatement by the Company. The Clawback Policy applies to all Incentive Based Compensation paid after the date of adoption of the Clawback Policy. (All capitalized terms in this paragraph are as defined in the Clawback Policy). The foregoing description of the Clawback Policy is not complete and is qualified in its entirety by reference to the full text of the Clawback Policy which was filed as an exhibit to this Annual Report.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	Exhibits	Filing Date
2.1#	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.1	June 26, 2023
2.2#	First Amendment to Amended and Restated Agreement and Plan of Merger dated as of November 1, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.2	November 2, 2023
3.1	Amended and Restated Certificate of Incorporation of Nukkleus Inc. (f/k/a Brilliant Acquisition Corp.)	Form 8-K	3.2	January 2, 2024
3.2	Bylaws of Nukkleus Inc.	Form 8-K	3.3	January 2, 2024
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 11, 2024	Form 8-K	3.1	October 18, 2024
3.4	Certificate of Correction to the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 16, 2024	Form 8-K	3.2	October 18, 2024
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 18, 2024	Form 8-K	3.3	October 18, 2024
3.6	Amended and Restated Bylaws	Form 8-K	3.1	November 12, 2024
4.1	Senior Unsecured Promissory Note dated June 11, 2024 issued to X Group Fund of Funds	Form 8-K	4.1	June 17, 2024
4.2	Common Stock Purchase Warrant issued to X Group Fund of Funds	Form 8-K	4.2	June 17, 2024
4.3	Senior Unsecured Promissory Note dated August 1, 2024 issued to East Asia Technology Investments Limited	Form 8-K	4.1	August 5, 2024
4.4	Common Stock Purchase Warrant issued to East Asia Technology Investments Limited	Form 8-K	4.2	August 5, 2024
4.5	Form of Senior Unsecured Promissory Note dated September 10, 2024 issued to X Group Fund of Funds	Form 8-K	4.1	September 12, 2024
4.6	Form of Warrant – December 2024	Form 8-K	4.1	December 20, 2024
4.7	Form of Pre-Funded Common Stock Purchase Warrant – December 2024	Form 8-K	4.2	December 20, 2024
10.1*	Nukkleus 2023 Incentive Award Plan.	Form 8-K	10.1	January 2, 2024
10.2	Form of Registration Rights Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.3	June 26, 2023
10.3	Form of Lock-Up Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.2	June 26, 2023
10.4	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016	Form 10-K	10.4	July 12, 2024
10.5	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016	Form 10-K	10.5	July 12, 2024
10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited	Form 10-K	10.6	July 12, 2024
10.7	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited	Form 10-K	10.7	July 12, 2024
10.8	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited	Form 10-K	10.8	July 12, 2024
10.9	Settlement Agreement and Stipulation dated May 28, 2024 by and between Nukkleus Inc. and Silverback Capital Corporation	Form 8-K	10.1	June 4, 2024
10.10	Restructuring Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.1	June 17, 2024
10.11	Voting Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.2	June 17, 2024
10.12	Release Agreement between Nukkleus Inc., Triton Capital Markets Ltd. and FXDirectDealer LLC dated September 30, 2024	Form 8-K	10.3	October 4, 2024

10.13	Form of Exit and Settlement Agreement dated November 8, 2024	Form 8-K	10.1	November 12, 2024
10.14	Securities Purchase Agreement dated November 8, 2024	Form 8-K	10.2	November 12, 2024
10.15	Conversion Agreement entered with X Group Fund of Funds dated November 8, 2024 Settlement Agreement and Release among	Form 8-K	10.3	November 12, 2024
10.16	Nukkleus Inc., Jamal Khurshid and Match Financial Limited dated November 8, 2024	Form 8-K	10.4	November 12, 2024
10.17	Letter Agreement between Nukkleus Inc. and X Group Fund of Funds dated November 14, 2024	Form 8-K	10.1	November 15, 2024
10.18	Securities Purchase Agreement dated November 19, 2024	Form 8-K	10.1	November 22, 2024
10.19	Standby Equity Distribution Agreement dated December 3, 2024 between Nukkleus Inc. and YA II PN, Ltd.	Form 8-K	10.1	December 6, 2024
10.20	Form of Convertible Promissory Notes issued to YA II PN, Ltd.	Form 8-K	10.2	December 6, 2024
10.21	Registration Rights Agreement dated December 3, 2024 between Nukkleus Inc. and YA II PN, Ltd.	Form 8-K	10.3	December 6, 2024
10.22#	Securities Purchase Agreement and Call between Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and the representative of such shareholders, dated December 15, 2024	Form 8-K	10,1	December 17, 2024
10.23#	Form of Securities Purchase Agreement dated December 18, 2024 between Nukkleus Inc. and the purchasers identified therein	Form 8-K	10.1	December 20, 2024
10.24	Form of Registration Rights Agreement – December 2024	Form 8-K	10.2	December 20, 2024
10.25	Placement Agent Agency Agreement dated December 18, 2024 between Nukkleus Inc. and Dawson James Securities Inc.	Form 8-K	10.3	December 20, 2024
10.26	Termination Agreement entered between Nukkleus Inc. and YA II PN Ltd dated December 19, 2024	Form 8-K	10.4	December 20, 2024
19.1	Insider Trading Policy
21.1	List of Subsidiaries	Form 10-K	21.1	February 10, 2025
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
97.1	Policy for the Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contract or compensatory plan or arrangement.
#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC.

Dated: April 14, 2025	By:	/s/ Menachem Shalom
Menachem Shalom
Chief Executive Officer
(Principal Executive Officer), and
Chief Financial Officer
(Principal Financial and
Accounting Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Menachem Shalom	Chief Executive Officer (Principal Executive Officer), Chief Financial	April 14, 2025
Officer (Principal Financial Officer), and Director

/s/ David Rokach	Chief Operating Officer and Director	April 14, 2025

/s/ Romer Nagar	Director	April 14, 2025

/s/ Aviya Volodarsky	Director	April 14, 2025

/s/ Reuven Yeganeh	Director	April 14, 2025

/s/Anastasiia Kotaieva	Director	April 14, 2025