Form 10-KT
period 2024-12-31
Nukkleus Inc.
filed 2025-05-08
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______________

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 30, 2024 to December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $33,806,000 as of April 15, 2025, based upon the closing stock price $11.89 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 1, 2025
Common Stock, $0.0001 par value per share	5,026,363 shares

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

Historically, the Company, through its wholly owned subsidiary, provided software and technology solutions for the worldwide retail foreign exchange trading industry. The Company’s primary customer was Triton Capital Markets Ltd. (“TCM”) (formerly known as FXDD Malta Limited). Emil Assentato, the former CEO and a former director of the Company, is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of TCM. In order to define the services rendered to TCM, Nukkleus Limited, a wholly-owned subsidiary of the Company, entered into a General Services Agreement (“GSA”) with TCM in May 2016. The GSA provides that TCM will pay Nukkleus Limited a minimum of $1,600,000 per month. Due to non-payment by TCM under the GSA, the Company advised TCM that the GSA has been terminated. The Company has historically generated substantially most of its revenue through the services rendered under the GSA. On September 30, 2024, the Company, TCM and FXDirectDealer LLC (“FXDD”) entered into a Release Agreement pursuant to which the parties confirmed that the GSA between the Company and TCM and the General Services Agreement dated May 24, 2016, as amended (“FXDD GSA”) between the Company and FXDD were terminated effective January 1, 2024. The parties further confirmed that there are no obligations or liabilities outstanding or owed between the parties as of September 30, 2024 and each party released and forever discharged the other party from any and all claims, demands, damages, actions, causes of action, or suits of any kind or nature whatsoever, both known and unknown, which have arisen or may arise from the GSA or the FXDD GSA.

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

East Asia

On August 1, 2024, the Company issued a Senior Unsecured Promissory Note (the “East Asia Note”) in the principal amount of $515,000 to East Asia Technology Investments Limited (“East Asia”) in consideration of cash proceeds in the amount of $412,075. The East Asia Note bears interest of 12.0% per annum and is due and payable six months after issuance. As an additional inducement to provide the loan as outlined under East Asia Note, the Company issued East Asia a Stock Purchase Warrant (“East Asia Warrant”) to acquire 175,000 shares of common stock at a per share price of $2.00 for a term of five years that may be exercised on a cash or cashless basis. East Asia shall have the right to convert the principal and interest payable under the East Asia Note into shares of common stock of the Company at a per share conversion price of $2.00. The number of shares and exercise prices for the East Asia Note and East Asia Warrant reflect the October 2024 reverse stock split. The Company has offered to pay all amounts due under the East Asia Note, which amounts remain outstanding.

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

In connection with the SEPA, and subject to the conditions set forth therein, the Investor has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $2.0 million (the “Pre-Paid Advance”), which was to be advanced to the Company in three tranches. The first tranche of the Pre-Paid Advance, in the amount of $0.50 million, was disbursed to the Company on December 3, 2024 (the “YA Note”). On December 19, 2024, the Company and Investor entered into a Termination Agreement pursuant to which the SEPA and the Registration Rights Agreement were terminated provided that such termination had no effect or bearing on, and shall in no way alter in any way the YA Note or any portion of the SEPA or the Registration Rights Agreement related to the Note, or any rights of the Investor or obligations of the Company related to the Note.

Star 26 Capital, Inc.

On December 15, 2024, the Company entered into the Star Agreement with Star, the Star Equity Holders and Mr. Shalom as the representative of the Star Equity Holders. Star holds 95% of Rimon, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products. Mr. Shalom, who is the Chief Executive Officer and a director of the Company, is a controlling shareholder, Chief Executive Officer and a director of Star. Pursuant to the Star Agreement, the Company at closing will acquire 51% of the issued and outstanding capital of Star in consideration of (i) $15,000,000 in a combination of cash in the minimum amount of $5,000,000 and a promissory note for the remaining balance maturing in 12 months following the closing (the “Investment Note”), (ii) the Company issuing the Seller 2,385,170 shares of common stock of the Company and (iii) the Company issuing Star a five-year warrant to purchase an aggregate of 6,907,859 shares of the Company’s common stock for an exercise price of $1.50 per share. The Star Equity Holders granted the Company an option (the “Option”) to purchase the balance of their equity in Star (49%) for an aggregate of $16,084,250 (the “Option Exercise Price”) in consideration for the issuance to the Star Equity Holders five-year warrants to purchase an aggregate of 720,000 shares of the Company’s common stock for an exercise price of $1.50 per share. The Option Exercise Price to be paid by the Company to the Star Equity Holders will consist of $3,000,000 in cash, a promissory note in the principal amount of $3,000,000, which shall accrue interest at the rate of 8% and be due and payable six (6) months after the issuance thereof, 2,385,170 shares of common stock of the Company and a five-year warrant to purchase 5,109,789 shares of the Company’s common stock for an exercise price of $1.50 per share. On February 11, 2025, the Company, Star and the Star Equity Holders, entered into an Amendment No. 1 to the Star Agreement (the “Amendment”) providing that the consideration to be invested by the Company into Star shall be increased to $21,000,000 from $15,000,000 consisting of cash in the amount of $5,000,000, as initially contemplated, and increasing the Investment Note to $16,000,000. Further, the Amendment increased the amount that the Company will lend to Star prior to the closing date from $1,000,000 to $1,800,000. The Amendment also provided that in the event Star consummates its initial public offering or a direct listing to a national exchange (Nasdaq or NYSE) of its shares of Class A Common Stock, then the Option shall automatically expire. Mr. Shalom, who is the Chief Executive Officer and a director of the Company, is a controlling shareholder, Chief Executive Officer and a director of Star.

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

Rimon is an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products which business includes the purchase and sale of generators, masts, and lightning products and solutions, which it acquires through exclusive distributorship agreements with key third-party suppliers and the engineering, design, production, integration, and maintenance of special tactical vehicles and trailers, including reconnaissance vehicles, mobile command and control vehicles, firefighting trailers, energy and lighting trailers, and satellite broadcast mobility platforms which are primarily sold to special defense forces, intelligence agencies and the Israeli Defense Forces.

The acquisition comes at a time of what the Company believes will be growth and transformation within the global defense sector. The Company will integrate Star operations into its existing business structure while continuing to explore additional opportunities for growth.

Private Placement - December 2024

On December 18, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor (the “Purchaser”) agreed to purchase from the Company 1,666,666 units for an aggregate purchase price of $10,000,000 or a per unit price of $6.00 with each unit consisting of (i) one share (the “Shares”) of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) and (ii) a common stock purchase warrant to purchase up to one and one half shares of Common Stock (the “Common Warrant”). At the discretion of the Purchaser, it may elect to acquire one pre-funded common stock purchase warrant in lieu of one Share (the “Pre-Funded Warrant”). Each Share and accompanying Common Warrant was sold together at a combined offering price of $6.00 per Share and Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant will have an exercise price of $6.00 per share, are immediately exercisable on a cash or cashless basis and will expire five (5) years from the date of issuance. The Units were priced in excess of the average Nasdaq Official Closing Price of the Company’s common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Securities Purchase Agreement. The Private Placement closed on December 20, 2024.

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

Star’s Corporate History and Structure

Star was incorporated by its founder, Menachem Shalom, on January 17, 2024, as Star 26 Capital Inc., a Nevada corporation. The founder of Star is the owner of all 9,250,000 shares of its class B common stock which are issued and outstanding. Mr. Shalom’s class B common stock ownership entitles him to 100 votes per share of class B common stock, or 925,000,000 total votes on any matter which its class A common stockholders are entitled to approve as a single class.

Zero One Capital LLC, Star’s Manager, is a New York limited liability company formed by Mr. Shalom on January 19, 2024, as a management services company. Zero One became the manager of Star upon the execution of a management services agreement by and between the same on June 28, 2024. The Manager is also the manager of Rimon, Star’s indirect wholly owned subsidiary operating in the defense industry, pursuant to the offsetting management services agreement dated August 12, 2024, by and between Zero One, Rimon, and Star as a third-party beneficiary.

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

Rimon is an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products which business includes the purchase and sale of generators, masts, and lightning products and solutions, which it acquires through exclusive distributorship agreements with key third-party suppliers and the engineering, design, production, integration, and maintenance of special tactical vehicles and trailers, including reconnaissance vehicles, mobile command and control vehicles, firefighting trailers, energy and lighting trailers, and satellite broadcast mobility platforms which are primarily sold to special defense forces, intelligence agencies and the Israeli Defense Forces.

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

Digital RFQ

Through our Digital RFQ subsidiary, we currently aim to provide cross-border payment and transactions solutions to institutional investors, and offer blockchain-enabled financial services solutions to institutional investors in a secure, compliant and globally accessible manner. The blockchain-enabled payment gateway we have developed has the capability to deliver global cross-border transfers of fiat currencies using blockchain rails. Digital RFQ currently offers payment and settlement services, including those utilizing blockchain networks, but does not provide custody or wallet services with respect to digital assets, and does not hold digital assets, reducing the risks and regulatory burden on its business. On November 8, 2024, the Company entered into a Settlement Agreement and Release with Jamal Khurshid and Match providing that Match agreed to sell DRFQ, to Mr. Khurshid or his nominee subject to the Company obtaining shareholder approval (the “Settlement Agreement”). As required by the Settlement Agreement, the Company, Match and Mr. Khurshid entered into a Share Purchase Agreement dated December 27, 2024 providing that the Company, subject to it obtaining shareholder approval, will sell DRFQ to Mr. Khurshid in consideration of £1,000. The Company believes the sale of DRFQ is in the best interest of the Company due to continuing net loss generated by DRFQ. As we have agreed to sell DRFQ, we are no longer seeking to further develop or expand this business line. Our competitors in this product category are banks and other financial institutions, and we intend to compete by offering faster and more reliable products using more advanced technology. Products and services offered by Digital RFQ are distributed through our website.

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

DigiClear

Through DigiClear, we sought to develop technology that offers a custody and settlement utility operating system aiming to deliver value and a high-functioning automated post-trade solution. DigiClear aims to provide clients with the means to transfer underlying assets to alternative custodians at any time. We intend for DigiClear to use hardware security modules to offer technology that can secure client assets to block any unwanted modification of client settlement instructions or transfers. We expect that the transfer process that DigiClear’s technology will offer will be fully automated, monitored and can be processed within milliseconds. We are uncertain as to when we will be able to offer these products and intend to evaluate potential strategic opportunities for DigiClear which may include the sale of the assets or a joint venture, of which there is no guarantee. Our competitors in this product category are banks and other financial institutions and smaller financial technology companies, and we intend to compete by offering faster and more reliable products using more advanced technology. Assuming we are offering DigiClear products and services once commercially developed these will be distributed through our website.

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

Our Chief Executive Officer’s commitments to other companies may limit his ability to devote full-time attention to our business and could result in competition or conflicts of interest, which could adversely affect our operations and financial performance.

Menachem Shalom, our Chief Executive Officer, also serves as the Chief Executive Officer of Star 26 Capital Inc., Motomova Inc., and Hold Me Ltd. These roles require Mr. Shalom to devote significant time and resources to the management and strategic direction of these other companies, which may reduce the time and attention he can dedicate to Nukkleus. This divided focus could impair our ability to execute our business strategy, particularly as we transition to a defense-focused company following the anticipated acquisition of Star 26 Capital Inc. and the planned sale of our Digital RFQ (DRFQ) business. The competing demands on Mr. Shalom’s time may delay critical decision-making, hinder our ability to respond to market opportunities, or weaken our operational oversight, all of which could materially adversely affect our business, financial condition, and results of operations.

Furthermore, the businesses of Star 26 Capital Inc., Motomova Inc., and Hold Me Ltd. may operate in sectors or pursue opportunities that compete with our current or future operations. While Star 26 Capital Inc. is part of our planned business combination, Motomova Inc. and Hold Me Ltd. are separate entities with potentially divergent interests. Mr. Shalom’s involvement in these companies could lead to conflicts of interest, including the allocation of business opportunities, resources, or strategic priorities that may favor these other entities over Nukkleus. Any such competition or conflicts could harm our competitive position, limit our growth prospects, and negatively impact the value of our securities.

If we do not effectively manage our growth and the associated demands on our operational, risk management, sales and marketing, technology, compliance and finance and accounting resources, our business may be adversely impacted.

In our recent acquisitions, including our acquisition of Match and our proposed acquisition of Star, our business has become increasingly complex by expanding the services we offer to include financial services and payment processing services. To effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, and managing an employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud, though we have experienced no such material errors, omissions or fraud in the past. For example, our employees may fail to identify transaction errors or fraudulent information provided by our customers. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.

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

TCM, the largest customer of our general support services operations, which have been discontinued as of January 1, 2024, provided significant contribution to our revenue. For the year ended September 30, 2024, TCM represented 81.1% of our revenue. The agreement with TCM has been terminated which could potentially have an adverse affect on our operations.

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

Our risk management and compliance framework is key to our operations and is designed to address Anti Money Laundering (“AML”) and Counter Terrorist Finance (“CTF”) considerations consistent with our authorization by the Financial Conduct Authority as an Electronic Money Directive Agent, among others. The key elements of the regulatory framework that impact us include, but are not limited to, the following U.K. legislation:

●	The European Union 5th and 6th Money Laundering Directives. The main components of the 5th Money Laundering Directive was to (i) grant access to the general public to beneficial ownership information of EU based companies; (ii) requires regulated entities to consult the beneficial ownership register when performing AML due diligence; (iii) obliges EU member states to create a list of national public offices and functions that qualify as politically exposed persons (PEP); and (iv) introduces strict enhanced due diligence measures for financial flows from high risk third countries. The 6th Money Laundering Directive introduced a harmonized list of 22 predicate offences that constitute money laundering and expanded its regulatory scope and criminal definition to include “aiding and abetting”. Regulated entities such as Digital RFQ are required to ensure that their AML/CFT programs address those offences. Criminal liability for those laundering money has been extended to legal persons, which means that organizations can be punished for offences committed by the people that work for them. The change means that responsibility for corporate criminal conduct falls on management personnel in addition to individual employees.

●	The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer), Regulation 2017.

●	Proceeds of Crime Act 2002. Digital RFQ is required to ensure sufficient controls are in place to enable its employees to recognize money laundering.

●	Terrorism Act 2000 and Counter Terrorism Act 2008. Digital RFQ is required to ensure sufficient controls are in place so that the firm can recognize terrorist financing.

●	Fraud Act 2006. Digital RFQ is required to ensure controls are in place to identify the risk of both internal and external fraud and the necessary controls are implemented.

●	Bribery Act 2010. Digital RFQ is required to ensure controls are in place to identify the risk of bribery and corruption and the necessary controls are implemented.

The primary objectives in establishing our AML/CTF policy are to:

●	Conduct regular assessments to continually understand the money laundering and terrorist financing (“ML/TF”) risks associated with our business activities;

●	Prevent Digital RFQ’s services from being used for tax evasion purposes;

●	Ensure Digital RFQ has appropriate controls to mitigate the ML/TF and tax evasion risks faced by the business;

●	Establish minimum standards of customer due diligence to be obtained for all entities we conduct business with, including to:

●	Identify and verify legal existence;

●	Understand who are the natural persons that ultimately own or control the entity;

●	Understand the risks posed by higher risks clients, business relationships or transactions; and

●	Establish standards to allow us to identify unusual or potential suspicious behavior and report suspicions of ML/TF or other financial crime, as advised by law.

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

Countries subject to sanctions, embargos or similar measures issued by, for example, the European Union or the United Nations

Countries providing funding or support for terrorist activities, or that have designated terrorist organizations operating within their country

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

Risk Type	High Risk Factors	Low Risk Factors
Product or Service	Products or transactions that might favor anonymity	Life insurance policies for which the premium is low

	Non-face-to-face business relationships or transactions, without certain safeguards, such as electronic signatures	Insurance policies for pension schemes, if there is no early surrender option and the policy cannot be used as collateral

	Payments received from unknown or un-associated third parties New products and new business practices	Financial products or services that provide appropriately defined and limited services to certain types of customers, so as to increase access for financial inclusion purposes

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

Nominated officer decides to authorize or raise an external SAR

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

We are currently regulated in the United Kingdom by the Financial Conduct Authority. Following the acquisition of Star 26 Capital, Inc., we plan to expand our defense sector operations. We intend to sell our Digital RFQ (DRFQ) business as part of our strategic focus on the defense industry.

From our UK operations, we currently offer cross-border payment processing services, in numerous countries in Europe, Dubai, Sub-Saharan Africa and Asia. Although our business development has been significantly restrained as a result of our decision to dispose of DRFQ. We offer payment processing services using blockchain technologies in the United Kingdom, the United States and Sub-Saharan Africa, and intend to develop such products and services across other regions. As a business, we do not differentiate between cross-border and domestic payment processing, so generally offer cross-border services in the countries in which we operate. While we believe our risk management and compliance frameworks are sufficient to ensure we remain in material compliance with the applicable laws, and regulations of the jurisdictions in which we operate, to the extent we do not comply with such laws, rules, and regulations, we could be subject to fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

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

Delaware law and our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws will contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Nukkleus’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contains provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Nukkleus Board and therefore depress the trading price of Nukkleus Common Stock. In addition, as a Delaware corporation, the Company will generally be subject to provisions of Delaware law, including the DGCL. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Nukkleus Board or taking other corporate actions, including effecting changes in management.

Such provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Nukkleus Board or management.

Any provision of Nukkleus’s Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of the Company’s capital stock and could also affect the price that some investors are willing to pay for Nukkleus Common Stock.

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

Item 2. Properties.

The Company’s headquarters are located in New York, New York. On January 2, 2025, we entered into a one-year lease for virtual office space located at 575 Fifth Avenue, 14th Floor, New York, New York 10017. The lease is for $1,200 per month and automatically renews for one-month terms unless cancelled in accordance with the terms and conditions of the lease.

We currently own no real property. We believe our facilities are adequate for our current and planned business operations.

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

Holders of Our Common Stock

As of April 15, 2025, there were 54 holders of record   of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Stock Option Grants

The Company did not grant stock options during the three months ended December 31, 2024.

Transfer Agent and Registrar

The transfer agent for our common stock is Continental Stock Transfer & Trust Company, 1 State Street 30th floor, New York, NY 10004, telephone: (212) 509-4000.

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

The Company and the Lender also entered into a Restructuring Agreement providing that, among other items, the Lender, in its sole discretion, will have the right for a period for six months from the Effective Date (the “Investment Period”), to lend the Company an additional $500,000 in consideration of a convertible promissory note that will have a term of two years, bear interest at 12% and will convert into shares of common stock at a per share price of $0.25. During the Investment Period, the Company may not incur additional debt or enter into any equity financing arrangement without the written consent of the Lender. The Company has agreed, in its good faith, to negotiate the sale of its wholly owned subsidiary, Digital RFQ Ltd. (“Digital”) to Digital’s current management team led by Jamie Khurshid subject to approval of the Company’s Board of Directors and shareholders and subject to compliance with all federal, state and Nasdaq rules. The Lender provided an additional $50,000 following the initial closing, with such funds were disbursed as agreed between the Company and the Lender.

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

Private Placement - December 2024

On December 18, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor (the “Purchaser”) agreed to purchase from the Company 1,666,666 units for an aggregate purchase price of $10,000,000 or a per unit price of $6.00 with each unit consisting of (i) one share (the “Shares”) of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) and (ii) a common stock purchase warrant to purchase up to one and one half shares of Common Stock (the “Common Warrant”). At the discretion of the Purchaser, it may elect to acquire one pre-funded common stock purchase warrant in lieu of one Share (the “Pre-Funded Warrant”). Each Share and accompanying Common Warrant was sold together at a combined offering price of $6.00 per Share and Common Warrant. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Common Warrant will have an exercise price of $6.00 per share, are immediately exercisable on a cash or cashless basis and will expire five (5) years from the date of issuance. The Units were priced in excess of the average Nasdaq Official Closing Price of the Company’s common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Securities Purchase Agreement. The Private Placement closed on December 20, 2024.

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

Overview

We are a financial technology company that was historically focused on providing software, technology solutions, customer sales and marketing, and risk management technology hardware and software solutions packages for the worldwide retail foreign exchange (“FX”) trading industry and payment services from one fiat currency to another or to digital assets.

In January 2024, we ceased providing our general support services to customers, terminating our existing customer and supplier contracts with a related party, and shifted our focus to our payment services business. In November 2024, we entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder and one of our subsidiaries to sell the subsidiary that operates the payment services business to the shareholder in consideration of GBP 1,000 (approximately $1,255 at December 31, 2024).

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

Recent Developments

In February 2025, our Board of Directors approved a change in our Company’s fiscal year end from September 30 to December 31 effective for the fiscal year beginning January 1, 2024. The change results in a transition period from October 1, 2024 to December 31, 2024.

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

As a result of the Business Combination, we became a Nasdaq listed company, which required us to hire additional personnel and implement procedures to address public company regulatory requirements and customary practices. We expect to incur annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance and legal fees.

Components of Results of Operations

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

Other (expense) income, net consists of interest expense, gain (loss) on extinguishment of liabilities, day one loss on issuance of liability-classified stock purchase warrants and embedded derivatives within convertible notes, change in fair value of liability-classified stock purchase warrants and derivative liabilities.

Because these components fluctuate with market conditions, other (expense) income, net can vary widely between periods.

Results of Operations

Three months ended December 31,
2024
Operating expenses:
Professional fees	$3,106,007
Compensation and benefits	1,170,799
Other general and administrative	247,374
Total operating expenses	4,524,180
Other (expense) income, net
Interest expense	(439,326)
Loss on settlement of vendor obligations	(277,993)
Gain on sale of investment	63,759
Change in fair value of liability-classified stock purchase warrants and derivative liabilities	(141,209,668)
Day one loss on issuance of stock purchase warrants in connection with conversion of convertible note payable and issuance of Private Placement	(14,196,812)
Loss on reclassification of stock purchase warrant from equity-classified to liability-classified	(45,784)
Total other (expense) income, net	(156,105,824)
Net loss from continuing operations	(160,630,004)
Net loss from discontinued operations	(157,975)
Net loss	$(160,787,979)

Operating Expenses

Professional fees

For the three months ended December 31, 2024, professional fees amounted to $3,106,007, primarily consisting of approximately $2,960,000 in consulting and advisory fees, $85,000 in audit fees, and $55,000 in legal fees. The significant amount of consulting and advisory fees was primarily due to a heavy focus on the Company’s shift to the defense sector, as well as approximately $1,364,000 of professional fees associated with share issuances as consideration for services provided from consultants. We expect that our professional fees will decrease in the near future as we incurred a significant amount of one time costs included in professional fees during the three months ended December 31, 2024.

Compensation and related benefits

For the three months ended December 31, 2024, our compensation and related benefits amounted to approximately $1,171,000, mainly attributable to incentive and settlement share issuances to current and former directors of the Company. We expect that our compensation and related benefits will decrease in the near future considering there were one time costs associated with settlement and exit agreements.

Other general and administrative expenses

For the three months ended December 31, 2024, total other general and administrative expenses amounted to approximately $247,000, mainly attributable to approximately $121,000 in insurance expense, approximately $62,000 in filing fees, approximately $41,000 in transfer agent fees, and approximately $18,000 in travel expense. We expect that our other general and administrative expenses will increase in the near future as we continue to increase our focus on business expansion in the defense sector.

 Other (Expense) Income

Other (expense) income includes change in fair value of liability-classified stock purchase warrants and derivative liabilities, day one loss on issuance of stock purchase warrants in connection with conversion of convertible note payable, Private Placement, loss on reclassification of stock purchase warrant from equity-classified to liability-classified, interest expense, loss on settlement of vendor obligations, and gain on sale of investment.

For the three months ended December 31, 2024, other expense, net, amounted to $156,105,824, mainly attributable to an increase in fair value of liability-classified stock purchase warrants and derivative liabilities of approximately $141,210,000, day one loss on issuance of stock purchase warrants in connection with conversion of convertible note payable and Private Placement of approximately $14,197,000, loss on reclassification of stock purchase warrant from equity-classified to liability-classified of approximately $46,000, interest expense of approximately $439,000, and a loss on settlement of vendor obligations of approximately $278,000, offset by gain on sale of investment of approximately $64,000.

Discontinued Operations

Net loss from discontinued operations was $157,975 for the three months ended December 31, 2024. This loss is wholly attributable to the operations of the Company’s wholly owned subsidiary Digital RFQ, which is considered to be held-for-sale as of November 2024.

The following table summarizes the historical consolidated statements of operations data:

	September 30,	September 30,	Changes in
	2024	2023	Amount	Percentage
Operating expenses:
Professional fees	$5,986,910	$1,566,409	$4,420,501	282.2%
Compensation and benefits	133,333	120,000	13,333	11.1%
Amortization of intangible assets	—	265,162	(265,162)	(100.0)%
Bad debt expense – related parties	—	529,488	(529,488)	(100.0)%
Other general and administrative	593,129	264,370	328,759	124.4%
Impairment loss	391,217	11,914,322	(11,523,105)	(96.7)%
Total operating expenses	7,104,589	14,659,751	(7,555,162)	(51.5)%
Other (expense) income, net
Interest expense	(343,333)	—	(343,333)	100.0%
Interest expense – related parties	(44,111)	(563)	(43,548)	100.0%
Loss on extinguishment of vendor obligations	(288,835)	—	(288,835)	100.0%
Gain on extinguishment of vendor obligations	211,200	—	211,200	100.0%
Gain on extinguishment of due to affiliates	192,069	—	192,069	100.0%
Total other (expense) income, net	(273,010)	(563)	5,624,697	16,166.2%
Net loss from continuing operations	(7,377,599)	$(14,660,314)	7,282,715	(49.7)%
Net loss from discontinued operations	(1,140,921)	(2,768,114)	1,627,193	(58.8)%
Net loss	$(8,518,520)	$(17,428,428)	$8,909,908	(51.1)%

Comparison For the Year Ended September 30, 2024 Versus the Year Ended September 30, 2023

Operating Expenses

Professional fees

For the year ended September 30, 2024, professional fees increased by approximately $4,421,000, or 282.2%, as compared to the year ended September 30, 2023. The significant increase was primarily attributable to an increase in advisory service fees of $3,648,100, consulting fees of approximately $659,000, and legal fees of approximately $295,000 attributed to additional costs associated with the December 2023 business combination, offset by a decrease audit fees of approximately $173,000 attributed to one time costs attributed to transitioning from a private company to a public company. We expect that our professional fees will increase in the near future as consultancy agreements were entered into during the fourth quarter with outsourced executives and other personnel of the Company that we anticipate to be in place for the entire fiscal year 2025.

Compensation and related benefits

For the year ended September 30, 2024, our compensation and related benefits increased by approximately $13,000, or 11.1%, as compared to the year ended September 30, 2023. We expect that our compensation and related benefits will decrease significantly considering the pending disposal of our financial services segment. However, we expect an overall increase in compensation expenses in the near future if the pending acquisition of Star completes during fiscal year 2025.

Amortization of intangible assets

For the year ended September 30, 2024, our amortization of intangible assets decreased by $265,000, or 100.0%, as compared to the year ended September 30, 2023. The decrease was mainly attributable to the impairment loss recorded on our acquired intangible assets during the year ended September 30, 2023 that reduced the carrying value of the acquired intangible assets to zero. We expect that our amortization of intangible assets will increase in the near future if the pending acquisition of Star completes during fiscal year 2025.

Bad debt expense – related parties

For the year ended September 30, 2024, our bad debt expense – related parties decreased by $529,000, or 100.0%, as compared to the year ended September 30, 2023. The decrease was attributable to zero bad debt expense being recognized in the year ended September 30, 2024, after write-off of two receivables from related parties during the prior comparative period..

Other general and administrative expenses

For the year ended September 30, 2024, total other general and administrative expenses increased by approximately $329,000, or 124.4%, as compared to the year ended September 30, 2023. The increase was mainly attributable to additional costs associated with operating as a public company, including an increase in D&O insurance of approximately $202,000 and filing fees of approximately $265,000, offset by a decrease in office expenses of approximately $57,000, entertainment and travel of approximately $41,000, and other business expenses of approximately $41,000. We expect that other general and administrative expenses will increase in the near future if the pending acquisition of Star completes during fiscal year 2025.

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

Other Expense

For the year ended September 30, 2024, other expense, net, increased approximately $272,000, or 48,392.0%, as compared to the year ended September 30, 2023. The increase was attributable to, an increase in gain on settlement of liabilities of approximately $403,000, offset by a net loss on settlement of vendor obligations of approximately $289,000, an increase in interest expense on debt-related parties of approximately $44,000, an increase in interest expense due to amortization of debt discounts on convertible and non-convertible notes of approximately $316,000, and an increase in interest expense on convertible and non-convertible notes of approximately $27,000.

Discontinued Operations

Net loss from discontinued operations was $1,140,921 for the year ended September 30, 2024 compared to $2,768,114 for the comparative prior period. The decrease was primarily due to a decrease of $333,038 and $1,960,230 in net income and net loss, respectively, from the Company’s general support services operations and the operations of the Company’s wholly owed subsidiary DRFQ. Specifically, we ceased operations of our general support services operations on January 1, 2024 and we did not generate revenue or incur any expenses subsequent to that date and DRFQ’s primary USD Banking rails were closed when Signature and Silvergate closed in March 2023.

Liquidity and Capital Resources

We incurred pre-tax net loss from continuing operations of $160,630,004 for the three months ended December 31, 2024 and $7,377,599 and $14,660,314 for the years ended September 30, 2024 and 2023, respectively, and have an accumulated deficit of $201,075,743 as of December 31, 2024 and $40,287,764 and $31,769,244 at September 30, 2024 and 2023, respectively. As of December 31, 2024, we had a working capital deficit of $162,355,969, including $6,897,697 of cash.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

The risks and uncertainties surrounding the Company’s ability to continue to raise capital and its limited capital resources raise substantial doubt as to the Company’s ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.

Cash Flows

The following summarizes the key components of our cash flows for the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023:

	Three months ended December 31,	Years Ended September 30,
	2024	2024	2023
Net cash used in operating activities	$(340,092)	$(3,818,443)	$(1,232,382)
Net cash provided by (used in) investing activities	(936,241)	132,826	(1,109,936)
Net cash provided by financing activities	9,062,671	3,000,403	418,316
Effect of exchange rate on cash	35,844	28,854	231,404
Net change in cash	$7,822,182	$(656,360)	$(1,692,598)

Operating activities

Net cash flow used in operating activities for the three months ended December 31, 2024 was approximately $340,000, which primarily reflected our consolidated net loss of approximately $160,788,000, adjusted for changes in working capital accounts and certain non-cash expense of approximately $159,174,000 (including the change in fair value of our liability-classified stock purchase warrants and derivative liabilities of approximately $141,210,000, our day one loss on the issuance of our liability-classified stock purchase warrants and derivative liabilities issued in connection with our private placement of approximately $14,197,000, amortization of debt discount and issuance costs of approximately $414,000, loss on extinguishment of vendor obligations of approximately $278,000, loss on reclassification of stock purchase warrants from equity-classified to liability-classified of approximately $46,000, stock-based compensation of approximately $6,000, offset by a gain on sale of investment of $64,000).

Net cash flow used in operating activities for the year ended September 30, 2024 was $3,818,443, which primarily reflected our consolidated net loss of approximately $8,519,000, adjusted for changes in working capital accounts and certain non-cash expense of approximately $894,000 (including a net loss on extinguishment of vendor obligations of approximately $77,000, a gain on extinguishment of due to affiliates of approximately $192,000, amortization of debt discount and issuance costs of approximately $316,000, amortization of intangible assets of approximately $14,000, bad debt expense – related parties of approximately $6,141,000, gain from termination of GSS GSA agreement – related parties of approximately $6,083,000, and impairment of long-lived assets of approximately $391,000).

Net cash flow used in operating activities for the year ended September 30, 2023 was $1,232,382, which primarily reflected our consolidated net loss of approximately $17,428,000, adjusted for changes in working capital accounts and certain non-cash expense of approximately $15,015,000 (including amortization of intangible assets of approximately $2,380,000, stock-based compensation of approximately $371,000, provision for bad debt – related party of approximately $1,180,000, and impairment of long-lived assets of approximately $11,922,000).

Investing activities

Net cash flow used in investing activities was approximately $936,000 for the three months ended December 31, 2024, which consisted of an advance payment to Star of $1,000,000 in connection with the plan acquisition of Star offset by the proceeds from the sale of an investment of approximately of $64,000.

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

Financing activities

Net cash flow provided by financing activities was approximately $9,063,000 for the three months ended December 31, 2024, which consisted of proceeds from the issuance of a private placement net of issuance costs of $9,135,000, proceeds from the issuance of common stock of approximately $478,000, and proceeds from the issuance of convertible debt and stock purchase warrants of $450,000, offset by the repayment of a loan payable – related parties of $1,000,000.

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

We assess the classification of our stock purchase warrants at each reporting date to determine whether a change in classification between equity and liability is required. For modified stock purchase warrants that result in a change of classification from equity to liability, a liability is recognized equal to the fair value on the date of modification, additional paid-in capital is adjusted by the fair value of the warrant on the date of issuance, and the difference is recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss.

Valuation: The fair value of our equity-classified stock purchase warrants and liability-classified stock purchase warrants are determined utilizing Level 3 inputs using a Black-Scholes-Merton option valuation model and a Monte Carlo simulation model, respectively.

In both models, the fair value of an award is affected by our stock price on the date of measurement as well as other assumptions, including the estimated volatility of our stock price over the term of the stock purchase warrant as of the measurement date and the estimated period of time that we expect third parties to hold the stock purchase warrants at the measurement date. The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the stock purchase warrant.

As our stock has limited trading history on NASDAQ, we use the historical volatility of our peer companies in order to estimate future stock price trends. We expect third parties to hold their stock purchase warrants for the contractual term as we do not have any history to support a shorter term and do not anticipate stock purchase warrants to be exercised prior to the end of the term. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

We use the Monte Carlo simulation model for our liability-classified stock purchase warrants in order to incorporate other subjective assumptions based on the terms of the specific stock purchase warrant agreements or the related host contract. For our liability-classified stock purchase warrants as of December 31, 2024, we included the probability of a fundamental event, as defined in the relevant agreements, occurring in our assumptions.

The aforementioned inputs entered into the models we use to fair value our stock purchase warrants are subjective estimates and changes to these estimates will cause the fair value of our stock purchase warrants and related debt issuance discount we recognize to vary.

Derivative Financial Instruments

Classification: We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss included in this Report under “Item 8. Financial Statements”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. Bifurcated embedded derivatives are classified with the related host contract on the Company’s balance sheet.

Valuation: We use the Monte Carlo simulation model for our bifurcated embedded derivatives in order to incorporate subjective assumptions based on the terms of the specific host contracts. For our bifurcated embedded derivatives issued in connection with our December 2024 convertible note payable, we included the probability of a fundamental event, as defined in the relevant agreements, occurring in our assumptions in addition to the estimated volatility of our stock price over the term of the bifurcated embedded derivative as of the measurement date, the remaining term of the host contract at the measurement date, the risk-free interest rate based upon United States Treasury interest rates appropriate for the expected term, the conversion discount, and the redemption premium.

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

We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Assessing the need for a valuation allowance requires a great deal of judgement and we consider all available evidence, both positive and negative, to determine whether it is more likely than not that our deferred tax assets are recoverable. We evaluate all available evidence including, but not limited to, history of earnings and losses, forecasts of future taxable income, and the weight of evidence that can be objectively verified. See Note 13. Income taxes of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in our valuation allowance for the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within provision for income taxes. See Note 13. Income taxes of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for details of changes in unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021.

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

If an adverse 10% foreign currency exchange rate change was applied to the largest foreign currency exposure (e.g. British Pound) or to all foreign currency exposures in aggregate, of monetary assets, liabilities, and commitments denominated in currencies other than its functional currency as of December 31, 2024, September 30, 2024 and 2023, it would not have a material impact on our financial results.

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

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. See the consolidated statements of comprehensive income (loss) in Part II, Item 8 of this Annual Report on Form 10-KT for translation adjustments for the three months ended December 31, 2024 and years ended September 30, 2024 and 2023. As of December 31, 2024, September 30, 2024 and 2023, a 10% increase or decrease in foreign currency exchange rates used in translating the financial statements of subsidiaries with functional currencies other than our reporting currency would not have a material impact on our financial results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and September 30, 2024 and 2023

NUKKLEUS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and September 30, 2024 and 2023

CONTENTS

Report of Independent Registered Public Accounting Firm – GreenGrowth CPAs (PCAOB ID 6580)	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2024, September 30, 2024 and 2023	F-4

Consolidated Statements of Operations and Comprehensive Loss - For the Period from October 1, 2024 to December 31, 2024 and the Years Ended September 30, 2024 and 2023	F-5

Consolidated Statements of Changes in Stockholders’ Deficit - For the Period from October 1, 2024 to December 31, 2024 and the Years Ended September 30, 2024 and 2023	F-6

Consolidated Statements of Cash Flows – For the the Period from October 1, 2024 to December 31, 2024 and Years Ended September 30, 2024 and 2023	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Nukkleus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nukkleus, Inc. (the Company) as of December 31, 2024, September 30, 2024 and 2023 and the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in stockholders’ deficit, and consolidated statement of cash flows for the 3 months and years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, September 30, 2024 and 2023, and the results of its operations and its cash flows for the 3 months and years then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2023

Los Angeles, California

May 8, 2025

PCAOB ID Number 6580

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$6,897,697	$373	$7,849
Advances – related party	1,000,000	—	—
Other current assets	107,648	244,086	7,851
Current assets from discontinued operations	1,089,052	721,250	2,912,708
TOTAL CURRENT ASSETS	9,094,397	965,709	2,928,408

NON-CURRENT ASSETS:
Investment	—	—	391,217
Other assets from discontinued operations	14,887	19,290	33,000
TOTAL NON-CURRENT ASSETS	14,887	19,290	424,217
TOTAL ASSETS	$9,109,284	$984,999	$3,352,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$69,600	$—	$—
Convertible notes payable, net(1)	706,354	818,009	—
Note payable, net	64,399	54,198	—
Due to affiliates	42,471	42,471	1,255,820
Loans payable - related parties	619,440	1,627,294	—
Accrued expenses and other current liabilities	1,167,315	1,444,143	524,809
Derivative liabilities	847,753	—	—
Stock purchase warrants, liability classified	164,770,525	—	—
Current liabilities from discontinued operations	3,162,509	3,083,956	7,342,836
TOTAL CURRENT LIABILITIES	171,450,366	7,070,071	9,123,465

NON-CURRENT LIABILITIES:
Loans payable - related parties, net of current portion	947,548	939,694	270,000
Interest payable - related parties, net of current portion	44,111	44,111	563
Non-current liabilities from discontinued operations	17,368	28,836	151,827
TOTAL NON-CURRENT LIABILITIES	1,009,027	1,012,641	422,390
TOTAL LIABILITIES	172,459,393	8,082,712	9,545,855

COMMITMENTS AND CONTINGENCIES - (Note 15)
STOCKHOLDERS’ DEFICIT (2):
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 share issued and outstanding at December 31, 2024 and September 30, 2024 and 2023)	—	—	—
Common stock ($0.0001 par value; 150,000,000, 150,000,000 and 40,000,000 shares authorized; 4,930,531, 2,098,999 and 1,259,333 shares issued and outstanding at December 31, 2024 and September 30, 2024 and 2023, respectively)	493	209	126
Additional paid-in capital	37,759,589	33,334,725	25,543,929
Accumulated deficit	(201,075,743)	(40,287,764)	(31,769,244)
Accumulated other comprehensive income	(34,448)	(144,883)	31,959
TOTAL STOCKHOLDERS’ DEFICIT	(163,350,109)	(7,097,713)	(6,193,230)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,109,284	$984,999	$3,352,625

(1)	Retroactively restated to include the Additional September 2024 Notes as described in Note 9.
(2)	Retroactively restated for the reverse recapitalization as described in Note 1 and Note 4 and the one-for-eight reverse stock split described in Note 10.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended December 31,	For the Years Ended September 30,
	2024	2024	2023
OPERATING EXPENSES:
Professional fees	3,106,007	5,986,910	1,566,409
Compensation and related benefits	1,170,799	133,333	120,000
Amortization of intangible assets	—	—	265,162
Bad debt expense – related parties	—	—	529,488
Other general and administrative	247,374	593,129	264,370
Impairment loss	—	391,217	11,914,322
Total operating expenses	4,524,180	7,104,589	14,659,751

LOSS FROM OPERATIONS	(4,524,180)	(7,104,589)	(14,659,751)

OTHER (EXPENSE) INCOME:
Interest expense	(439,326)	(343,333)	—
Interest expense – related parties	—	(44,111)	(563)
Loss on extinguishment of vendor obligations	(277,993)	(288,835)	—
Gain on extinguishment of vendor obligations	—	211,200	—
Gain on extinguishment of due to affiliates	—	192,069	—
Gain on sale of investment	63,759	—	—
Day one loss on stock purchase warrants issued in connection with private placement	(13,533,404)	—	—
Day one loss of stock purchase warrants issued in connection with conversion of convertible notes	(663,408)	—	—
Change in fair value of liability classified stock purchase warrants	(140,584,780)	—	—
Change in fair value of derivative liabilities	(624,888)	—	—
Loss on reclassification of stock purchase warrants from equity-classified to liability-classified	(45,784)	—	—
Total other expense, net	(156,105,824)	(273,010)	(563)
Net loss from continuing operations	(160,630,004)	(7,377,599)	(14,660,314)
Net loss from discontinued operations	(157,975)	(1,140,921)	(2,768,114)
NET LOSS	$(160,787,979)	$(8,518,520)	$(17,428,428)

COMPREHENSIVE LOSS:
NET LOSS	(160,787,979)	(8,518,520)	(17,428,428)
Total other comprehensive loss from discontinued operations	110,435	(176,842)	(26,260)
TOTAL COMPREHENSIVE LOSS	$(160,677,544)	$(8,695,362)	$(17,454,688)

NET LOSS PER COMMON SHARE (1):
Basic and diluted, continuing operations	$(51.91)	$(4.27)	(11.64)
Basic and diluted, discontinued operations	(0.05)	(0.66)	(2.20)
Basic and diluted	$(51.96)	$(4.93)	$(13.84)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,094,253	1,728,144	1,259,333

(1)	Retroactively restated for the reverse recapitalization as described in Note 1 and Note 4 and the one-for-eight reverse stock split described in Note 10.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (1)

For the Three Months Ended December 31, 2024 and the Years Ended September 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of September 30, 2022	—	$—	10,074,657	$1,007	$25,172,170	$(14,340,816)	$58,219	$10,890,580
Retroactive application of reverse stock split	—	—	(8,815,324)	(881)	881	—	—	—
Adjusted balance, beginning of period	—	—	1,259,333	126	25,173,051	(14,340,816)	58,219	10,890,580
Stock-based compensation	—	—	—	—	370,878	—	—	370,878
Net loss	—	—	—	—	—	(17,428,428)	—	(17,428,428)
Foreign currency translation adjustment	—	—	—	—	—	—	(26,260)	(26,260)
Balance as of September 30, 2023	—	$—	1,259,333	$126	$25,543,929	$(31,769,244)	$31,959	$(6,193,230)
Stock-based compensation	—	—	—	—	229,605	—	—	229,605
Issuance of Old Nukk common stock in exchange for a receivable from Brilliant	—	—	47,533	5	1,802,210	—	—	1,802,215
Issuance of Old Nukk common stock to settle accrued expenses and other current liabilities	—	—	5,629	1	213,385	—	—	213,386
Issuance of common stock to settle accrued expenses and other current liabilities	—	—	361,532	35	1,880,152	—	—	1,880,187
Issuance of stock purchase warrants	—	—	—	—	517,702	—	—	517,702
Issuance of common stock to settle loans payable – related parties	—	—	8,767	1	270,562	—	—	270,563
Issuance of common stock to settle due to affiliates	—	—	94,710	9	2,727,051	—	—	2,727,060
Issuance of common stock in connection with reverse recapitalization	—	—	321,495	32	150,129	—	—	150,161
Net loss	—	—	—	—	—	(8,518,520)	—	(8,518,520)
Foreign currency translation adjustment	—	—	—	—	—	—	(176,842)	(176,842)
Balance as of September 30, 2024	—	$—	2,098,999	$209	$33,334,725	$(40,287,764)	$(144,883)	$(7,097,713)
Rounding of post-split shares outstanding per transfer agent	—	—	57	1	—	—	—	1
Stock-based compensation	—	—	—	—	5,603	—	—	5,603
Issuance of common stock as compensation for services	—	—	847,500	85	1,363,940	—	—	1,364,025
Issuance of common stock in connection with Exit and Settlement Agreement	—	—	140,100	14	325,018	—	—	325,032
Issuance of common stock as compensation to board of directors	—	—	690,000	69	959,031	—	—	959,100
Issuance of common stock to settle accrued expenses and other current liabilities	—	—	354,660	35	759,958	—	—	759,993
Issuance of common stock, net of issuance of costs	—	—	249,263	25	477,770	—	—	477,795
Issuance of common stock to settle convertible notes payable	—	—	319,952	32	771,053	—	—	771,085
Issuance of common stock in connection with private placement and embedded derivative, net of issuance costs	—	—	230,000	23	—	—	—	23
Reclassification of stock purchase warrants from equity-classified to liability-classified	—	—	—	—	(237,509)	—	—	(237,509)
Net loss	—	—	—	—	—	(160,787,979)	—	(160,787,979)
Foreign currency translation adjustment	—	—	—	—	—	—	110,435	110,435
Balance as of December 31, 2024	—	$—	4,930,531	$493	$37,759,589	$(201,075,743)	$(34,448)	$(163,350,109)

(1)	Retroactively restated for the reverse recapitalization as described in Note 1 and Note 4 and the one-for-eight reverse stock split described in Note 10.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,	For the Years Ended September 30,
	2024	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,787,979)	$(8,518,520)	$(17,428,428)
Net loss from discontinued operations	(157,975)	(1,140,921)	(2,768,114)
Net loss from continuing operations	$(160,630,004)	$(7,377,599)	$(14,660,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	413,911	315,834	—
Amortization of intangible assets	—	—	2,371,567
Stock-based compensation	5,603	229,605	370,878
Loss on extinguishment of vendor obligations	277,993	288,835	—
Gain on extinguishment of vendor obligations	—	(211,200)	—
Gain on extinguishment of due to affiliates	—	(192,069)	—
Provision for bad debt – related parties	—	—	529,488
Impairment loss	—	391,217	11,914,320
Gain on sale of investment	(63,759)	—	—
Day one loss on stock purchase warrants issued in connection with private placement	13,533,404	—	—
Day one loss of stock purchase warrants issued in connection with conversion of convertible notes	663,408	—	—
Change in fair value of liability-classified stock purchase warrants	140,584,780	—	—
Change in fair value of derivative liabilities	624,888	—	—
Loss on reclassification of stock purchase warrants from equity-classified to liability-classified	45,784	—	—

Changes in operating assets and liabilities:
Other current assets	136,438	(236,235)	(851)
Due from affiliates	—	—	(493,725)
Accounts payable	69,600	—	—
Due to affiliates	—	2,919,129	134,120
Interest payable - related parties	20,949	44,111	—
Accrued expenses and other current liabilities	2,860,965	2,934,934	189,132
Net cash provided by (used in) operating activities – continuing operations	(1,456,040)	(893,438)	354,615
Net cash provided by (used in) operating activities – discontinued operations	1,115,948	(2,925,005)	(1,586,997)
NET CASH USED IN OPERATING ACTIVITIES	(340,092)	(3,818,443)	(1,232,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	63,759	—	—
Advance to target of planned acquisition	(1,000,000)	—	—
Net cash provided by (used in) investing activities – continuing operations	(936,241)	—	—
Net cash provided by (used in) investing activities – discontinued operations	—	132,826	(1,109,936)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(936,241)	132,826	(1,109,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Business Combination, net of issuance costs	—	150,161	—
Proceeds from issuance of loans payable - related parties	—	1,353,640	270,563
Proceeds from issuance of private placement and embedded derivative, net of issuance costs	9,134,876	—	—
Proceeds from issuance of common stock, net of issuance costs	477,795	—	—
Repayments on loans payable - related parties	(1,000,000)	—	—
Proceeds from issuance of convertible notes payable and embedded derivative, net of issuance costs	450,000	—	—
Proceeds from issuance of convertible notes payable and stock purchase warrants, net of issuance costs	—	996,075	—
Proceeds from issuance of note payable and stock purchase warrants	—	78,000	—
Net cash provided by financing activities – continuing operations	9,062,671	2,577,876	270,563
Net cash provided by financing activities – discontinued operations	—	422,527	147,753
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,062,671	3,000,403	418,316

EFFECT OF EXCHANGE RATE ON CASH – DISCONTINUED OPERATIONS	35,844	28,854	231,404
NET CHANGE IN CASH	7,822,182	(656,360)	(1,692,598)
Cash - beginning of period, including discontinued operations	35,459	691,819	2,384,417
Cash - end of period, including discontinued operations	7,857,641	35,459	691,819
Less: cash from discontinued operations	959,944	35,086	683,970
Cash – end of period from continuing operations	$6,897,697	$373	$7,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$1,436	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to settle loans payable – related parties and accrued and unpaid interest	$—	$613,410	$—
Capital reduction on settlement of loans payable – related parties and accrued and unpaid interest through issuance of common stock	$—	$(342,847)	$—
Issuance of common stock to settle due to affiliates	—	6,627,314	—
Capital reduction on settlement of due to affiliates through issuance of common stock	$—	$(3,900,254)	$—
Issuance of common stock to settle accrued expenses and other current liabilities	$759,993	$1,880,187	$—
Settlement of due to affiliates through issuance of loan payable – related parties	$—	$1,213,348	$—
Settlement of accrued expenses and other current liabilities through issuance of Old Nukk common stock	$—	$213,386	$—
Issuance of Old Nukk common stock to Brilliant vendors in exchange for receivable from Brilliant	$—	$1,802,215	$—
Settlement of loans payable – related parties through exchange of notes receivable – related parties and accrued and unpaid interest	$—	$37,978	$—
Settlement of loans payable – related parties through exchange of due from affiliates	$—	$11,855	$—
Fair value of derivative liability embedded within convertible note payable	$(847,753)	$—	$—
Fair value of liability-classified stock purchase warrants issued in connection with the private placement agreement	$23,239,044	$—	$—
Issuance of common stock issued as compensation for services	$1,364,025	$—	$—
Issuance of common stock issued to settle Exit and Settlement Agreement	$325,032	$—	$—
Issuance of common stock issued as compensation to board of directors	$959,100	$—	$—
Fair value of liability-classified warrants issued in connection with conversion of convertible notes	$(663,408)	$—	$—
Settlement of convertible notes payable through issuance of common stock	$771,085	$—	$—
Fair value of stock purchase warrants reclassified from equity-classified to liability-classified	$(283,293)	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nukkleus Inc. and its wholly owned subsidiaries, were financial technology companies that were previously focused on providing software, technology solutions, customer sales and marketing, and risk management technology hardware and software solutions packages for the worldwide retail foreign exchange (“FX”) trading industry and payment services from one fiat currency to another or to digital assets.

In January 2024, Nukkleus Inc and its wholly owned subsidiaries ceased its general support service operations, terminating the existing customer and supplier contracts with a related party, and shifted its focus to the payment services operations. In November 2024, Nukkleus Inc. entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder and one of our subsidiaries to sell the subsidiary that operates the payment services operations to the shareholder in consideration of GBP 1,000 (approximately $1,255 at December 31, 2024).

In December 2024, Nukkleus Inc entered into a Securities Purchase Agreement and Call Option (the “Star Agreement”) with Star 26 Capital Inc. (“Star”), the shareholders of Star (“Star Equity Holders”) and an officer of Nukkleus, acting in his capacity as the representative of the Star Equity Holders, to acquire a controlling 51% interest in Star, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products. As a result of the Settlement Agreement and subject to the closing of the acquisition of Star, Nukkleus, Inc.’s business will be focused on the defense sector.

On February 14, 2025, the Board of Directors of Nukkleus Inc. and its wholly owned subsidiaries approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2024. This change results in a transition period from October 1, 2024, to December 31, 2024.

The decision to change the fiscal year end was made to align the Company’s financial reporting with the calendar year, which is expected to enhance operational efficiency, improve comparability with industry peers, and better serve the needs of shareholders. Further, the Company intends to align its fiscal year with Star (see Note 15).

Basis of Presentation and Principles of Consolidation: On December 22, 2023 (the “Closing Date”), Brilliant Acquisition Corp (“Brilliant”) entered into a business combination agreement (the “Business Combination”) with each of the shareholders of Nukkleus Inc. (“Old Nukk”). Pursuant to the Business Combination, Brilliant acquired all of the issued and outstanding shares of common stock from the Old Nukk shareholders. For more information on this transaction see Note 4.

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

Effective October 24, 2024, the Company amended its amended and restated certificate of incorporation to implement a one-for-eight reverse stock split of its common stock (the “2024 Reverse Stock Split”) and increased the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000 (see Note 10).

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

NOTE 2 – Liquidity and capital resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of December 31, 2024, the Company had cash of approximately $6,898,000, a working capital deficit of approximately $162,356,000 and incurred a net loss from continuing operations and cash flow used in operating activities from continuing operations of approximately $160,630,000 and $1,456,000, respectively, for the three months ended December 31, 2024. The Company incurred a net loss from continuing operations and cash flow used in operating activities from continuing operations of approximately $7,378,000 and $893,000, respectively, for the year ended September 30, 2024. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements are available to be issued. These financial statement do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company’s most significant estimates and judgments involve valuation of share-based compensation, valuation of equity-classified stock purchase warrants, valuation of liability-classified stock purchase warrants, valuation of derivative liability, classification of gains and losses on settlement of related party liabilities, the useful lives of long-lived assets, assumptions used in assessing impairment of long-lived assets, and valuation of deferred tax assets and the associated valuation allowances.

Segment reporting: ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses operating results as the primary measure to manage the business. As a result of transactions entered into during the three months ended December 31, 2024 (see Note 5), the CODM determined it has one operating segment as of December 31, 2024. Accordingly, the Company has recast the presentation of its reportable segments for the periods presented in these consolidated financial statements. The CODM assesses performance on consolidated operating expenses as the CODM is focused on managing cash flow until a pending disposition (see Note 15) and a pending acquisition (see Note 15) are completed during the second quarter of fiscal year 2025.

Cash and cash equivalents: The Company considers all highly liquid instruments with a maturity date of three months or less at the time of purchase and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2024 and September 30, 2024 and 2023.

The Company’s cash and cash equivalents are potentially subject to concentration of credit risk. Cash and cash equivalents are primarily placed with financial institutions which are of high credit quality. The Company invests cash and cash equivalents primarily in highly liquid, highly rated instruments which are uninsured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.

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

The Company’s financial instruments with a carrying value that approximates fair value consist of cash, advances, other current assets, accounts payable, due to affiliates, accrued expenses and other current liabilities, interest payable – related parties, and short-term borrowings due to their liquid or short-term nature or expected settlement dates of these instruments. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs, except for short-term borrowings which would be based on Level 2 and Level 3 inputs, respectively.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of liability-classified derivative financial instruments, and liability-classified stock purchase warrants (see Note 12).

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

Due from affiliates and notes receivable – related parties, net: Due from affiliates and notes receivable – related parties, net are contractual rights to receive cash on demand or on fixed or determinable dates and are recognized as an asset on the consolidated balance sheets. Due from affiliates consist of amounts owed from affiliates of the Company for either services provided to the affiliate or expenses paid by the Company on behalf of the affiliate (see Note 14). Notes receivable – related parties, net consist of advances made to affiliates in exchange for a promissory note from the affiliate (see Note 14).

Other current assets: Other current assets primarily consists of escrow cash and prepaid miscellaneous items. The Company expects all current assets to be collected and/or realized within the next 12 months.

Investments: The Company holds equity investments in privately held companies without readily determinable fair values. The Company makes a determination upon entering into an arrangement whether an entity in which an investment is made is considered a variable interest entity (“VIE”). The investments in privately held companies are re-evaluated on an ongoing basis. As of December 31, 2024, September 30, 2024 and 2023, there were no VIEs required to be consolidated in our consolidated financial statements because the Company does not have a controlling financial interest in any of the VIEs in which it has invested nor is the Company the primary beneficiary. These investments are accounted for under either the equity method or as equity investments without readily determinable fair value, depending on the circumstances.

Investments where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment (see Note 6). Investments where the Company (1) holds between 20% and 50% ownership in the entity, and (2) does not control, but over which it does exert significant influence are recorded at cost and adjusted for the company’s share of operating results, capital contributions and distributions (referred to as the equity method).

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

As of December 31, 2024, September 30, 2024 and 2023, the total carrying value of investments in privately held companies determined to be VIEs was $0, $0 and $391,217, respectively, and the amounts owed to the Company from the privately held companies was $0, $0 and $95,274, respectively. The maximum exposure is the sum of the carrying value and amounts owed to the Company for the respective periods. The investments are classified as long-term investments.

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

The Company classifies the gains and losses on extinguishment of liabilities with related parties as either a reduction of capital in the accompanying statements of changes in stockholders’ deficit or as a component of other expense (income), net in the accompanying consolidated statements of operations and comprehensive loss based on the facts and circumstances of each extinguishment transaction.

Derivative financial instruments: The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The Company’s objectives and strategies for using derivative instruments, and how the derivative instruments and related hedged items are accounted for affect the consolidated financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

The Company evaluates all of its financial instruments, including notes payable and warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in its contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract on the Company’s balance sheet.

An evaluation of specifically identified conditions is made to determine whether the fair value of the derivative issued is required to be classified as equity or as a derivative liability. Changes in the estimated fair value of the liability-classified derivative financial instruments are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss.

Stock purchase warrants: The Company accounts for stock purchase warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815. The assessment considers whether the stock purchase warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the stock purchase warrants meet all of the requirements for equity classification under ASC 815, including whether the stock purchase warrants are indexed to the Company’s own common shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance, modification, and as of each subsequent quarterly period end date while the stock purchase warrants are outstanding.

For issued or modified stock purchase warrants that meet all of the criteria for equity classification, the stock purchase warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

For issued or modified stock purchase warrants that do not meet all the criteria for equity classification, the stock purchase warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability classified stock purchase warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss.

The Company assesses the classification of its common stock purchase warrants at each reporting date to determine whether a change in classification between equity and liability is required. For modified stock purchase warrants that result in a change of classification from equity to liability, a liability is recognized equal to the fair value on the date of modification, additional paid-in capital is adjusted by the fair value of the warrant on the date of issuance, and the difference is recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss.

Assets held for sale: Assets held for sale represent property, equipment, and leasehold improvements less accumulated depreciation as well as any other assets that are held for sale in conjunction with the sale of a business. The Company records assets held for sale in accordance with ASC 360 at the lower of carrying value or fair value less costs to sell. Fair value is the amount obtainable from the sale of the asset in an arm’s length transaction. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing.

Discontinued operations: A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the consolidated statements of Operations and the consolidated statements of cash flows (see Note 5). For long-lived assets or disposals groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale.

Advertising: Costs related to advertising are expensed as incurred. For the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, the Company had no advertising costs.

Stock-based compensation: The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards, including stock options and stock grants, based on estimated grant-date fair values. The Company measures employee, director and nonemployee awards at the date of grant, which generally is the date at which the Company and the nonemployee reach a mutual understanding of the key terms and conditions of a share-based payment award.

The Company estimates the grant date fair value of each stock option award using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions, including the fair value and expected volatility of the Company’s underlying common stock price on the date of grant, expected live of the option, risk-free interest rate and expected dividend yield. The Company sets the grant date fair value of each stock grant equal to the fair value of the Company’s common stock on the date of grant.

The Company uses the straight-line attribution method to allocate compensation cost to reporting periods over the requisite service period during which the employee, board member, director, or advisor is required to provide services in exchange for the award. The Company has elected to account for forfeitures of awards as they occur, with previously recognized compensation reversed in the period that the awards are forfeited.

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

Foreign currency translation: The Company’s consolidated financial statements are presented in the reporting currency of the U.S. dollar. Functional currencies of the Company and its wholly-owned subsidiaries is the local currency used in each entities primary economic environment, some of which are different than the reporting currency. Assets and liabilities of the Company are translated into the reporting currency using the exchange rate in effect at the balance sheet dates. Equity transactions are translated using the historical exchange rate in effect on the date of the transaction, except for the change in accumulated deficit during the year, which is the results of the operations translation process. Results of operations and cash flows are translated using the weighted average exchange rates in effect during the period. As a result, amounts relating to the assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the accompanying consolidated balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the reporting currency are recorded as a component of comprehensive income (loss). The realized foreign currency exchange gain (loss) and the unrealized foreign currency exchange gain (loss) for the three months ended December 3, 2024 and the years ended September 30, 2024 and 2023 is included as a component of net loss from discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

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

Comprehensive loss:Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023 consisted of net loss and unrealized loss from foreign currency translation adjustment.

Net loss per share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, excluding the effects of any potential dilutive securities. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Earnings per share excludes all potential dilutive shares of common shares if their effect is anti-dilutive

For the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

	Three months ended December 31,	Years Ended September 30,
	2024	2024	2023
Options to purchase common stock under Old Nukk equity incentive plan	4,823	15,538	15,538
Convertible notes payable that convert into common stock	464,217	467,400	—
Stock purchase warrants to acquire common stock	4,028,583	1,177,160	837,625
Total potentially dilutive securities	4,497,623	1,660,098	853,163

Recently issued accounting pronouncements, adopted

ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to assess segment performance. ASC 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim reporting periods starting after December 15, 2024, and is to be applied retrospectively. The Company adopted ASU 2023-07 for the three months ended December 31, 2024 and its adoption did not have a material impact on the consolidated financial statements.

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

Outstanding stock options, whether vested or unvested, to purchase shares of Old Nukk common stock (see Note 11) converted into stock options for shares of the Company’s common stock (each, an “Assumed Option”), upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to an exchange ratio applicable to the Old Nukk outstanding stock options of 1:35.

Outstanding Public Warrants and Private Warrants (see Note 10) to purchase shares of Brilliant Ordinary Shares remained outstanding at the Closing Date. The warrants became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Subsequent to the Business Combination, there were 837,625 Company warrants outstanding.

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

NOTE 5 – DISCONTINUED OPERATIONS

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results when the components of an entity meets the criteria in ASC paragraph 205-20-45-10. In the period in which the component meets the held for sale or discontinued operations criteria the major assets, other assets, current liabilities and non-current liabilities shall be reported as a component of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the income (loss) of continuing operations.

Disposition of a Subsidiary: On November 8, 2024, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder of the Company and a subsidiary of the Company to sell the subsidiary to the shareholder or his nominee subject to the Company obtaining shareholder approval. As required by the Settlement Agreement, a Share Purchase Agreement was entered into between the same parties dated December 23, 2024 providing that the Company, subject to it obtaining shareholder approval, will sell the subsidiary to the officer of the Company in consideration of GBP 1,000 (approximately $1,255 at December 31, 2024).

The subsidiary comprises our financial services operating segment. As a result of the planned disposition of the subsidiary, the financial services operating segment meets the held for sale criteria of ASC 205-20. Accordingly, the historical results of operations of the financial services operating segment has been reflected as discontinued operations in our consolidated financial statement for all periods prior to the Settlement Agreement on November 8, 2024.

General Support Services Reporting Segment: In connection with a securities and purchase agreement and call option the Company entered into on December 15, 2024 to acquire a business (see Note 15) and the disposition of a subsidiary, the Company’s business will be focused on the defense sector. As of December 15, 2024, the Company determined that it would cease operations of its General Support Services operating segment. As a result, the general support services operating segment meets the discontinued operations criteria of ASC 205-20. Accordingly, the historical results of operations of the financial services operating segment has been reflected as discontinued operations in our consolidated financial statement for all periods prior to December 15, 2024.

Summary Reconciliation of Discontinued Operations

The following table presents the results of operations of the Company classified as discontinued operations for the periods presented:

	Three months ended December 31,	For the Years Ended September 30,
	2024	2024	2023
REVENUES
Revenue - general support services - related party	$—	$4,800,000	$19,200,000
Revenue - financial services	403,558	1,113,461	2,097,642
Total revenues	403,558	5,913,461	21,297,642

COSTS OF REVENUES
Cost of revenue - general support services - related party	—	4,650,000	18,775,000
Cost of revenue - financial services	42,944	264,945	2,865,783
Total costs of revenues	42,944	4,914,945	21,640,783

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	—	150,000	425,000
Gross profit (loss) - financial services	360,614	848,516	(768,141)
Total gross profit (loss)	360,614	998,516	(343,141)

OPERATING EXPENSES:
Advertising	91	44,488	15,243
Professional fees	187,006	747,252	857,364
Compensation and related benefits	159,240	825,315	702,625
Amortization of intangible assets	3,370	13,813	8,549
Bad debt expense – related parties	—	6,141,000	650,285
Other general and administrative	75,534	300,071	226,262
Impairment loss	—	—
Total operating expenses	425,241	8,071,939	2,460,328

LOSS FROM OPERATIONS	(64,627)	(7,073,423)	(2,803,469)

OTHER (EXPENSE) INCOME:
Interest expense - related parties	(82,186)	(162,621)	(1,213)
Loss on extinguishment of vendor obligations	—	—
Gain on extinguishment of vendor obligations	—	—
Gain on termination of GSS GSA – related party	—	6,082,962
Gain on extinguishment of due to affiliates	—	—
Other (expense) income	(11,162)	12,161	36,568
Total other (expense) income, net	(93,348)	5,932,502	35,355
NET LOSS	$(157,975)	$(1,140,921)	$(2,768,114)

The following tables presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of the periods presented:

	December 31,	September 30,	September 30,
	2024	2024	2023
Cash	$148,679	$3,305	$11,470
Customer custodial funds	811,265	31,781	672,500
Customer digital currency assets	22,930	615,362	—
Due from affiliates	50,768	35,046	2,039,274
Notes receivable, related parties, net	—	—	162,820
Other classes of current assets that are not major	55,410	35,756	26,644
Total current assets	1,089,052	721,250	2,912,708
Other classes of non-current assets that are not major	14,887	19,290	33,000
Total assets	$1,103,939	$740,540	$2,945,708

	December 31,	September 30,	September 30,
	2024	2024	2023
Accounts payable	$504,249	$448,307	$138,666
Customer custodial cash liabilities	972,941	827,589	1,443,011
Customer digital currency liabilities	10,514	23,605	—
Due to affiliates	479,608	537,053	5,552,931
Loan payable, related parties, current	682,875	720,515	—
Interest payable, related parties, current	203,755	169,052	—
Accrued expenses and other current liabilities	308,567	357,835	208,228
Total current liabilities	3,162,509	3,083,956	7,342,836
Loan payable – related parties, net of current portion	17,368	26,362	150,619
Interest payable – related parties, net of current portion	—	2,474	1,208
Total liabilities	$3,179,877	$3,112,792	$7,494,663

The above tables exclude intercompany payables that are eliminated within our consolidated balance sheets.

NOTE 6 – INVESTMENT

The Company acquired 5.0% of the issued and outstanding ordinary shares of a private entity focused on digital asset management that has received regulatory approval to launch the world’s first tier one Bitcoin exchange-traded fund (“ETF”) during December 2021. The changes in the carrying value of the investment accounted for under the measurement alternative are presented below:

	Three months ended December 31,	Year Ended September 30,
	2024	2024	2023
Carrying amount, beginning of period	$—	$391,217	$6,602,000
Impairment loss	—	(391,217)	(6,210,783)
Carrying amount, end of period	$—	$—	$391,217

In December 2024, the Company sold 100% of the ordinary shares in the private entity that it owned for GPB 51,585 ($64,734 at December 31, 2024) and recognized a gain on sale of investment totaling $63,759 as a component of other income (expense) on the accompanying statements of operations and comprehensive loss.

NOTE 7 – LOANS PAYABLE – RELATED PARTIES

The Company’s loans payable – related parties consisted of the following:

	December 31,	September 30,	September 30,
	2024	2024	2023
September 2023 Loan	—	—	270,000
Shareholder 2024 Loans	1,353,639	1,353,639	—
July 2024 Loan	213,349	1,213,349	—
Total	1,566,988	2,566,988	$270,000
Less: loans payable – related parties, current portion	(619,440)	(1,627,294)	—
Loans payable – related parties, net of current portion	$947,548	$939,694	$270,000

In September 2023, the Company issued a promissory note in exchange for cash consideration (the “September 2023 Loan”) for $270,000 to a Company shareholder. The September 2023 Loan bears interest of 5.0% per annum and is due and payable on September 18, 2026. In December 2023, the outstanding principal and interest of $270,563 due on the September 2023 Loan was settled through the issuance of 8,767 shares of the Company’s common stock (see Note 10). As of September 30, 2024, the September 2023 Loan and related accrued interest was extinguished.

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

The 2024 Shareholder Loans bear interest of 5.0% per annum and each individual loan will be due and payable three years from the date of issuance. As of December 31, 2024, the outstanding principal balance and accrued and unpaid interest of the Shareholder 2024 Loans was $1,353,639 and $44,111, respectively.

In July 2024, a shareholder of the Company made payments on the Company’s behalf to settle an obligation with an affiliate in which the shareholder has a controlling interest. The shareholder entered into an assignment of debt agreement with the affiliate whereby the affiliate assigned its right, title obligation and interest in the obligation by the Company to the shareholder (the “July 2024 Loan”). The July 2024 Loan is noninterest bearing and was due and payable at issuance. In December 2024, the Company repaid approximately $1,000,000 of the July 2024 loan. As of December 31, 2024, the outstanding principal balance of the July 2024 Loan was $213,349.

In June 2024, as part of the terms of a note payable entered into, 30.0% of the loans payable with the shareholder of the August 2023 Loan, September 2023 Loan, 2024 Shareholder Loans, and July 2024 Loan was due and payable on demand.

For the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, the interest expense related to above loans payable – related parties amounted to $0, $44,111 and $563, respectively, and has been reflected as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2024, September 30, 2024 and 2023, the related accrued and unpaid interest for above loans was $44,111, $44,111 and $563, respectively, whereby $44,111, $44,111 and $563, respectively, was reflected as interest payable – related parties, net of current portion on the accompanying consolidated balance sheets.

The loans payable – related parties mature as follows:

For the Year Ending December 31:
2025	$619,440
2026	947,548
$1,566,988

NOTE 8 – NOTE PAYABLE, NET

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

Amortization of the debt discount and interest expense related to the April 2024 Loan amounted to $10,201 and $1,573, respectively, for the three months ended December 31, 2024 and to $17,002 and $2,633, respectively, for the year ended September 30, 2024, which are both included as a component of interest expense on the accompanying consolidated statements of operations and comprehensive loss.

The balance of the April 2024 Loan, net of unamortized discount, was $64,399, $54,198 and $0 as of December 31, 2024, September 30, 2024 and September 30, 2023, respectively and reflected as note payable, net on the accompanying consolidated balance sheets.

NOTE 9 – CONVERTIBLE NOTES PAYABLE, NET

The Company’s convertible notes payable consisted of the following:

	December 31,	September 30,	September 30,
	2024	2024	2023
June 2024 Note	$—	$312,500	$—
Additional June 2024 Notes	—	62,500	—
August 2024 Note	515,000	515,000	—
September 2024 Note	—	125,000	—
Additional September 2024 Notes	—	184,000	—
December 2024 Note	500,000	—	—
	1,015,000	1,199,000	—
Less: debt issuance costs	(308,646)	(380,991)	—
Convertible notes payable, net	$706,354	$818,009	$—

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

At issuance, the June 2024 Warrant was determined to be an equity classified warrant with a fair value of $989,746 that was determined using the Black-Scholes option-pricing model with the following assumptions: volatility of 182.23%, risk-free rate of 4.41%, annual dividend yield of 0.0% and expected life of five years. The Company recorded a total debt discount of $300,009 related to the original issue discount and the June 2024 Warrant. The principal amount of the June 2024 Note was allocated to the June 2024 Note and the June 2024 Warrant in the amount of $74,991 and $237,509, respectively. The original issue discount and the principal amount allocated to the June 2024 Warrant were recorded as a discount on the June 2024 Note, which will be amortized to interest expense using the effective interest rate method over the term of the June 2024 Note.

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

In November 2024, the June 2024 Note was converted to shares of the Company’s common stock and the June 2024 Warrant was amended (the “Amended June 2024 Warrant”) so that the holder shall not exercise Amended June 2024 Warrants if doing so would cause the holder thereof, along with its affiliates, to beneficially own in excess of 19.9% of the outstanding common stock or control more than 19.9% of the voting power of the Company’s securities outstanding immediately after giving effect to the applicable conversion (the “Ownership Limitation”), unless shareholder approval has been obtained to waive this restriction as may be required by the applicable rules and regulations of the Nasdaq. The Ownership Limitation for the June 2024 Warrant is calculated as of the original issuance date of the Amended June 2024 Warrant. The Company re-assessed the classification of the Amended June 2024 Warrant as of the modification date and determined that the Amended June 2024 Warrant required a change in classification from equity classified to liability classified as the November amendment contains provisions that indicate that neither of the two criteria necessary for equity classification are met.

The Company estimated a fair value as of the modification date of the Amended June 2024 Warrant of $283,293 using the Black-Scholes option-pricing model with the following assumptions: volatility of 113.8%, risk-free rate of 4.4%, annual dividend yield of 0.0% and expected life of 4.6 years. The Amended June 2024 Warrant was recorded as a component of stock purchase warrant liabilities on the accompanying consolidated balance sheet. The Company reduced additional paid-in capital by the fair value of the June 2024 Warrant on the date of modification of $237,509 and recognized a non-cash loss for the change in fair value of the June 2024 Warrant of $45,784 on the accompanying consolidated statements of operations and comprehensive loss. The Amended June 2024 Warrant will be re-measured to fair value each reporting period until settlement (see Note 12).

Additional June 2024 Notes: On June 17, 2024 and June 18, 2024, the Company issued two additional notes, each in the principal amount of $31,250, to the Lender, in consideration of cash proceeds in the amount of $25,000 each after an original issue discount of $6,250 each (collectively, the “Additional June 2024 Notes”). The Additional June 2024 Notes bear interest of 12.0% per annum and are due and payable six months after issuance. The Lender shall have the right to convert the principal and interest payable under the Additional June 2024 Notes into shares of the Company’s common stock at a per share conversion price of $2.00. The Company recorded a total debt discount of $12,500 related to the original issue discount. The conversion exercise price for the Additional June 2024 Notes reflect the October 2024 reverse stock split. In November 2024, the Additional June 2024 Notes were converted to shares of the Company’s common stock.

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

The Company did not obtain the Lender’s written consent prior to entering into the August 2024 Note, violating the terms of the Restructuring Agreement. Accordingly, the Lender exercised its right to terminate the current CEO and appoint an additional member to the Board.

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

For the three months ended December 31, 2024, amortization of debt discount and interest expense related to convertible promissory notes amounted to $345,209 and $25,961, respectively, which are both included as a component of interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the year ended September 30, 2024, amortization of debt discount and interest expense related to convertible promissory notes amounted to $298,832 and $24,866, respectively, which are both included as a component of interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

Additional September 2024 Notes: On September 28, 2024, the Company issued three additional notes for a total principal amount of $230,000, to the Lender, in consideration of cash proceeds in the amount of $184,000 after a total original issue discount of $46,000 under the same terms and conditions as the June 2024 Note (collectively, the “Additional September 2024 Notes”). The Additional September 2024 Notes bear interest of 12.0% per annum and are due and payable six months after issuance. The Lender shall have the right to convert the principal and interest payable under the Additional September 2024 Notes into shares of the Company’s common stock at a per share conversion price of $2.00. The Company recorded a total debt discount of $46,000 related to the original issue discount. The conversion exercise price for the Additional September 2024 Notes reflect the October 2024 reverse stock split. In November 2024, the Additional September 2024 Notes were converted to shares of the Company’s common stock.

October 2024 Note: On October 20, 2024, the Company issued an additional note for a total principal amount of $12,500, to the Lender, in consideration of cash proceeds in the amount of $10,000 after a total original issue discount of $2,500 under the same terms and conditions as the June 2024 Note (collectively, the “October 2024 Note”). Accordingly, the October 2024 Notes bears interest of 12.0% per annum and is due and payable six months after issuance. The Lender shall have the right to convert the principal and interest payable under the October 2024 Note into shares of the Company’s common stock at a per share conversion price of $2.00. The Company recorded a total debt discount of $2,500 related to the original issue discount. The conversion exercise price for the October 2024 Notes reflect the October 2024 reverse stock split. In November 2024, the October 2024 Note was converted to shares of the Company’s common stock.

Conversion:  On November 8, 2024, the Company entered into a Conversion Agreement with the Lender, as later amended on November 14, 2024 (collectively, the “Amended Conversion Agreement”), to convert outstanding principal and interest totaling $771,085 payable under the Lender’s convertible notes payable into 319,952 shares of the Company’s common stock. The Company recognized the unamortized issuance costs associated with the converted notes of $130,029 as interest expense during the three months ended December 31, 2024 on the accompanying statements of operations and comprehensive loss.

Pursuant to the Conversion Agreement, the Company issued the Lender an additional warrant to purchase 351,424 shares of the Company’s common stock exercisable for a period of five years at an exercise price of $2.41 per share (the “November 2024 Warrant”) in exchange for the cancellation of the Lender’s convertible notes payable; provided, however, that the holder’s exercise of the November 2024 Warrant is subject to the Ownership Limitation, which is calculated as of the November 2024 Warrant issuance date.

The November 2024 Warrant was determined to be liability-classified as it contains provisions that indicate that neither of the two criteria necessary for equity classification are met. A fair value of $663,408 was determined for the November 2024 Warrant using the Black-Scholes option-pricing model with the following assumptions: volatility of 113.8%, risk-free rate of 4.2%, annual dividend yield of 0.0% and expected life of five years. The November 2024 Warrant will be re-measured to fair value each reporting period until settlement (see Note 12).

December 2024 Note:  On December 3, 2024, the Company issued a convertible promissory note (the “December 2024 Note”) in the principal amount of $500,000 to a lender, in consideration of cash proceeds in the amount of $450,000 after an original issue discount of $25,000 and issuance costs of $25,000 in connection with the standby equity purchase agreement executed with the lender (the “SEPA”). The December 2024 Note matures on December 3, 2025. The SEPA was subsequently terminated in December 2024. The December 2024 Note has the following features:

Conversion rights – The December 2024 Note and accrued and unpaid interest is convertible at the option of the lender (the “Conversion Option”) into shares of the Company’s common stock at a per share conversion price of the lower of (i) $2.00 per share (the “Fixed Price”) and (ii) 90% of the lowest daily volume weighted average price (the “VWAP”) during the ten consecutive trailing days immediately preceding the conversion, with a floor of $0.33 (the “Floor Price”).

Interest - The December 2024 Note bears interest of 10.0% per annum. Upon an event of default, the December 2024 Note becomes immediately due and payable, with the interest increasing to 18.0%.

Optional redemption – The December 2024 Note is redeemable by the Company in the event that the VWAP of the Company’s common stock was less than the Fixed Price on the date the Company provides the redemption notice to the lender. The redemption price will be equal to the outstanding principal amount of the December 2024 Note plus the 10% of the principal amount being redeemed (the “Redemption Premium”) plus all accrued and unpaid interest, if any. The lender has ten days from the date the redemption notice is received to elect to convert all or a portion of the December 2024 Note.

Event of Default – If any event of default as defined in the December 2024 Note occurs, the full unpaid principal amount of the December 2024 Note, accrued and unpaid interest, and other amounts owed become at the lender’s election immediately due and payable in cash. The lender has the right, but not the obligation, to convert all or part of the December 2024 Note in accordance with the terms of the December 2024 Note.

Exchange Cap – The lender shall not have the right to convert any portion of the December 2024 Note to the extent that after giving effect to such conversion, the lender, along with its affiliates, would beneficially own in excess of 4.99% of the outstanding common stock immediately after giving effect to such conversion (the “Exchange Cap”), unless the Company has obtained shareholder approval for conversion.

Amortization Event - In no event shall the lender be allowed to effect a conversion if such conversion, along with all other shares of common stock then beneficially owned by the lender and its affiliates would exceed 4.99% of the then outstanding shares of the common stock of the Company. If at any time (i) the daily VWAP is less than the Floor Price for three trading days during a period of five consecutive trading days (a “Floor Price Event”), (ii) the Company has issued in excess of 99.0% of the shares of common stock available under the Exchange Cap (an “Exchange Cap Event”), or (iii) at any time after the effectiveness deadline set forth in the Registration Rights Agreement, dated as of December 3, 2024, by and between the Company and the lender (the “Registration Rights Agreement”), the lender is unable to utilize a registration statement to resell the shares of the Company’s common stock receivable by the lender for a period of ten consecutive trading days (a “Registration Event,” and collectively with a Floor Price Event and an Exchange Cap Event, each an “Amortization Event”), then the Company shall make monthly payments to the lender beginning on the seventh trading day after the Amortization Event and continuing monthly in the amount of $150,000 plus a 10.0% premium and accrued and unpaid interest. The Exchange Cap Event will not apply in the event the Company has obtained the approval from its stockholders for the issuance of shares of common stock pursuant to the conversion of the December 2024 Note in excess of the Exchange Cap.

Embedded Derivatives – The optional redemption and event of default include an exercise contingency, which requires the Company to obtain shareholder approved for conversions subject to the Exchange Cap, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the December 2024 Note and accounted for at fair value at each reporting date. A fair value of $222,865 was determined for the embedded derivative liabilities using a Monte Carlo Simulation model. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 12).

NOTE 10 – STOCKHOLDERS’ DEFICIT

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

Preferred Stock: The Company is authorized to issue 15,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2024, September 30, 2024 and September 30, 2023, there were no shares of preferred stock issued and outstanding.

Common stock: The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.0001 per shares, of which 4,930,531, 2,098,999 and 1,259,333 shares were issued and outstanding as of December 31, 2024, September 30, 2024 and 2023, respectively. The following shares of common stock are reserved for future issuance:

Convertible notes payable	464,217
Stock options issued and outstanding under Old Nukk equity incentive plan	4,823
Stock purchase warrants	5,465,249
5,934,289

Dividend rights: the holders of common stock are entitled to receive dividends and other distributions, as and if declared by the Board out of assets or funds of the Company legally available and shall share equally on a per share basis.

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

Common Stock Issuances:

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

In November 2024, 319,952 shares of the Company’s common stock with a fair value of $771,085 as determined on the issuance date using the reported closing share prices were issued to convert the principal and accrued interest on certain convertible notes payable with a carrying value of $771,085 in connection with the Amended Conversion Agreement (see Note 9).

In November 2024, the Company entered into two securities purchase agreements pursuant to which the Company sold 110,707 and 138,556 shares of the Company’s common stock at a purchase price of $2.09456 and 1.7765 per share, respectively, for aggregate gross proceeds of $231,765 and $246,030 respectively. The purchase price per share includes a 5.0% discount from the closing price of the Company as listed on Nasdaq as of the business day immediately prior to the closing date of each securities purchase agreement. Issuance costs totaling $36,281 were incurred in connection to these securities purchase agreements and was recorded as a reduction to additional paid-in capital.

In December 2024, 200,000 shares of the Company’s common stock with a fair value of $464,000 as determined on the issuance date using the reported closing share price were issued to two shareholders as compensation for past services provided and was recorded as share-based compensation expense as a component of professional fees on the accompanying statements of operations and comprehensive loss for the three months ended December 31, 2024.

On November 8, 2024, the Company entered into an exit and settlement agreement (the “Exit and Settlement Agreement”) with three directors of the Board, under which each director resigned effective immediately and each director received 46,700 fully vested shares of the Company’s common stock with a fair value of $108,344 as compensation for past services rendered. An aggregate $325,032 was recorded as share-based compensation expense as a component of compensation and related benefits on the accompanying statements of operations and comprehensive loss for the three months ended December 31, 2024.

On December 16, 2024, the Company issued an aggregate of 1,337,500 stock grants with a fair value of $1,859,125 as determined on the issuance date using the reported closing share prices consisting of restricted shares of common stock under its stock incentive plans to various executive officers, directors and consultants of the Company who have provided services to the Company for an extended period of time with limited compensation. Of these 1,337,500 shares issued, 647,500 and 690,000 were issued to consultants and directors, respectively, with $900,025 and $959,100 recorded as share-based compensation expense as components of professional fees and compensation and related benefits, respectively, on the accompanying statements of operations and comprehensive loss for the three months ended December 31, 2024.

On December 18, 2024, the Company entered into a securities purchase agreement for a private placement (the “Private Placement”) pursuant to which an investor purchased from the Company 1,666,666 units for an aggregate purchase price of $9,999,996 or a per unit price of $6.00 with each unit consisting of (i) one share of the Company’s common stock and (ii) a stock purchase warrant to purchase up to one and one half shares of the Company’s common stock (the “Private Placement Warrant”). The investor may elect to acquire one pre-funded common stock purchase warrant in lieu of one share (the “Pre-Funded Warrant”). The Units were priced in excess of the average Nasdaq Official Closing Price of the Company’s common stock for the five trading days immediately preceding the signing of the Private Placement. The Private Placement closed on December 20, 2024. Issuance costs totaled $865,143 and were recorded as a reduction to additional paid-in capital. On December 19, 2024, 230,000 shares of common stock were issued in connection with the Private Placement.

The Pre-funded Warrant and the Private Placement Warrant permit the investor to acquire a fixed amount of shares of the Company’s common stock at a per share price of $0.0001 and $6.00, respectively, that may be exercised on a cash or cashless basis. The Pre-Funded Warrant is immediately exercisable, at a nominal exercise price of $0.0001 per share, and may be exercised at any time until the Pre-Funded Warrant is fully exercised. The Private Placement Warrant has an exercise price of $6.00 per share, is immediately exercisable on a cash or cashless basis and will expire five years from the date of issuance. The Pre-funded Warrant and the Private Placement Warrant were determined to be liability-classified at the time of issuance.

A liquidated damages cash payment totaling $500,000 is assessed to the Company if registration statements are not filed with the SEC and effective in accordance with the terms of the Private Placement. At issuance, the Company determined it was provable that the Company would be in compliance with the requirements and, as such, did not accrue potential liquidated damages. As of December 31, 2024, the Company determined it was probable the Company would not be compliant with the timeline and, as such, accrued $500,000 as potential liquidated damages as a component of accrued expenses and other current liabilities on the accompanying balance sheets.

During the three months ended December 31, 2024, the Company issued shares of its common stock to settle obligations to vendors at fair value on the grant dates using the reported closing share price on the dates of grant as follows:

	Common stock shares	Fair value	Carrying value obligation	Gain (loss) on extinguishment
October 2024	100,000	$200,000	$140,000	$(60,000)
November 2024	254,660	559,993	392,000	(167,993)
	354,660	$759,993	$532,000	$(227,993)

The excess of the fair value of the shares issued over the carrying value of the associated vendor obligation of $227,993 was treated as a loss on extinguishment and recorded as a component of other (expense) income, net on the accompanying consolidated statements of operations and comprehensive loss as the vendor does not have an affiliate relationship with the Company directly or indirectly.

During the year ended September 30, 2024, the Company issued shares of its common stock to settle obligations to vendors were valued at fair value on the grant dates using the reported closing share prices on the dates of grant as follows:

	Common stock shares	Fair value	Carrying value obligation	Gain (loss) on extinguishment
January 2024	25,338	$750,000	$750,000	$—
May 2024	87,500	501,000	324,601	(176,399)
July 2024	148,694	374,788	262,352	(112,436)
July 2024	37,500	95,400	252,000	156,600
July 2024	37,500	95,400	150,000	54,600
July 2024	25,000	63,600	63,600	—
	361,532	$1,880,188	$1,802,553	$(77,635)

The excess of the fair value of the shares issued over the carrying value of the associated vendor obligation of $288,835 was treated as a loss on extinguishment while the excess of the carrying value of the vendor obligation over the fair value of the shares issued of $211,200 was treated as a gain on extinguishment. Both were recorded as a component of other (expense) income, net on the accompanying consolidated statements of operations and comprehensive loss as the vendor does not have an affiliate relationship with the Company directly or indirectly.

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

Stock Purchase Warrants: In connection with certain note payable agreements (see Note 8) certain convertible notes payable (see Note 9), and the Private Placement (see Note 10) the Company issued stock purchase warrants to certain lenders and investors that permit the lender or investor to acquire a fixed amount of shares of the Company’s common stock at a per share price that ranges between $.0001 and $6.88 for a term that ranges between three and five years that may be exercised on a cash or cashless basis.

Certain warrants were determined to be equity-classified at issuance, and as such, were recorded to additional-paid-in capital at the time of issuance. Certain warrants were determined to be liability-classified at issuance, and as such, were recorded at fair value as a liability on the accompanying consolidated balance sheets and re-measured to fair value each reporting period with the change in fair value recorded as a component of other income (expense) on the accompanying consolidated statements of operations and comprehensive loss. Certain warrants were modified during the three months ended December 31, 2024 at which time the warrant’s classification was re-assessed and the classification changed from equity to liability.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2024:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at December 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public and Private Warrants	$92.00	837,625	0.61	$14.10
April 2024 Warrants	6.88	14,535	0.01	0.02
June 2024 Warrants	2.00	150,000	0.12	0.05
August 2024 Warrants	2.00	175,000	0.15	0.06
November 2024 Warrant	2.41	351,424	0.31	0.15
Pre-funded Warrants	0.0001	1,436,666	1.30	0.00
Private Placement Warrant	6.00	2,499,999	2.27	2.74
	$0.0001 – 92.00	5,465,249	4.77	$17.12

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2024:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at September 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public and Private Warrant	$92.00	837,625	3.02	$65.46
April 2024 Warrant	6.88	14,535	0.03	0.08
June 2024 Warrant	2.00	150,000	0.61	0.25
August 2024 Warrant	2.00	175,000	0.72	0.30
	$2.00 – 92.00	1,177,160	4.38	$66.09

Warrant activities for the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	837,625	$92.00
Issued	—	—
Outstanding at September 30, 2023	837,625	92.00
Issued	339,535	2.21
Outstanding at September 30, 2024	1,177,160	66.10
Issued	2,851,423	4.83
Outstanding at December 31, 2024	4,028,583	$22.73

NOTE 11 – STOCK-BASED COMPENSATION

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

Stock options generally vest over one to three years, with a maximum term of ten years from the date of grant. These awards become available to the recipient upon the satisfaction a vesting condition based on a period of service. Activity in the Old Nukk Plan for the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at September 30, 2022	20,896	$187.87
Expired	(5,358)	(186.67)
Outstanding at September 30, 2023 and 2024	15,538	188.28
Forfeited	(10,715)	(25.2)
Outstanding at December 31, 2024	4,823	(550.60)
Options exercisable at December 31, 2024	4,823	$550.60
Options expected to vest	—	$—

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2024 and September 30, 2024 was $0. The exercise price of all outstanding options was greater than the market price on December 31, 2024 and September 30, 2024, and therefore excluded from the intrinsic value computation.

Share-based compensation expense under the Old Nukk Plan for three months ended December 31, 2024 and the years ended September 30, 2024 and 2023 was $5,603, $229,605 and $370,878, respectively, which was recorded as professional fees on the accompanying consolidated statements of operations and comprehensive loss. There was no unrecognized share-based compensation at December 31, 2024.

2023 Equity Incentive Plan

On December 22, 2023, the Company’s shareholders approved a new long-term incentive award plan (the “2023 Plan”) in connection with the Business Combination. The 2023 Plan is administered by the Board. The selection of participants, allotment of shares, determination of price and other conditions are approved by the Board at its sole discretion to attract and retain personnel instrumental to the success of the Company. Under the 2023 Plan, the Company may grant an aggregate of 125,000 shares of common stock in the form of stock options (incentive or nonqualified), SARs, stock awards, restricted stock, stock units, and other stock or cash based awards.

On December 16, 2024, the Company issued an aggregate of 1,337,500 stock grants with a fair value of $1,859,125 as determined on the issuance date using the reported closing share prices consisting of restricted shares of common stock under its stock incentive plans to various executive officers, directors and consultants of the Company who have provided services to the Company for an extended period of time with limited compensation.

NOTE 12 – FAIR VALUE MEASUREMENT

Customer digital currency assets and liabilities represent the Company’s obligation to safeguard customer digital currencies. Accordingly, the Company has valued the assets and liabilities using quoted market prices for the underlying digital currencies which is based on Level 2 inputs.

The Black-Scholes option pricing model is used to estimate fair value of liability-classified stock purchase warrants issued in connection with convertible notes (see Note 9) and the liability-classified pre-funded stock purchase warrants issued in connection with the December 2024 Private Placement (see Note 10). A Monte Carlo simulation model is used to estimate the fair value of liability-classified stock purchase warrants issued in connection with the December 2024 Private Placement (see Note 10). Both models utilize the following assumptions:

●	Risk-free interest rates are derived from the yield on U.S. Treasury debt securities in effect on the date of measurement.

●	Dividend yields are based on our historical dividend payments, which have been zero to date.

●	Volatility is estimated from historical volatiltiy of a peer group over a similar period.

●	The expected term is based on the time to expiration of the warrants from the date of measurement.

The Monte Carlo simulation model also incorporates management’s judgments for the occurrence or non-occurrence of certain events as well as the probability of certain scenarios impactful to the valuation of the liability-classified stock purchase warrants issued in connection with the December 2024 Private Placement.

The assumptions used for the Black-Scholes option pricing model for liability-classified stock purchase warrants are as follows:

June 2024 Warrants	December 31, 2024	November 2024 Modification
Expected term (years)	4.4 years	4.6 years
Risk-free interest rate	4.4%	4.4%
Expected volatility	114.2%	113.8%
Expected dividend yield	0.0%	0.0%

November 2024 Warrants	December 31, 2024	November 2024 Issuance
Expected term (years)	4.9 years	5.0 years
Risk-free interest rate	4.2%	4.2%
Expected volatility	114.2%	113.8%
Expected dividend yield	0.0%	0.0%

Pre-funded Warrants	December 31, 2024	December 2024 Issuance
Expected term (years)	5.0 years	5.0 years
Risk-free interest rate	4.3%	4.3%
Expected volatility	114.2%	113.8%
Expected dividend yield	0.0%	0.0%

The assumptions used for the Monte Carlo simulation model for liability-classified stock purchase warrants and the embedded derivative liability issued in connection with a convertible note are as follows:

December 2024 Warrants	December 31, 2024	December 2024 Issuance
Expected term (years)	5.0 years	5.0 years
Risk-free interest rate	4.3%	4.3%
Expected volatility	114.2%	113.8%
Expected dividend yield	0.0%	0.0%
Probability of a fundamental event	10.0%	10.0%

Embedded Derivative Liability	December 31, 2024	December 2024 Issuance
Expected term (years)	0.9 years	1.0 years
Risk-free interest rate	4.2%	4.3%
Expected volatility	156.2%	157.5%
Expected dividend yield	0.0%	0.0%
Conversion discount	10.0%	10.0%
Interest rate	10.0%	10.0%
Redemption premium	$50,000	$50,000

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2024:

	Quoted Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Liabilities
June 2024 Warrant	—	—	5,333,794	5,333,794
November 2024 Warrant	—	—	12,467,515	12,467,515
Pre-funded warrant liabilities	—	—	52,682,426	52,682,426
Private Placement Warrants	—	—	94,286,790	94,286,790
Embedded derivative liability	—	—	847,753	847,753
Total liabilities	$—	$—	$165,618,278	$165,618,278

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the three months ended December 31, 2024. The Company had no assets or liabilities measured and recorded at fair value on a recurring basis as of September 30, 2024 and 2023.

The following table provides a reconciliation of the warrants measured at fair value using Level 3 inputs:

	Embedded Derivative Liability	June 2024 Warrant	November 2024 Warrant	Pre-funded Warrant	Common Stock Warrant

Balance at October 1, 2024	$—	$—	$—	$—	$—
Additions	222,865	283,293	663,408	5,085,682	18,153,362
Change in fair value	624,888	5,050,501	11,804,107	47,596,744	76,133,428
Ending balance, December 31, 2024	$847,753	$5,333,794	$12,467,515	$52,682,426	$94,286,790

NOTE 13 – INCOME TAXES

The components of net income (loss) were attributable to the following regions:

	Three months ended December 31,	Years Ended September 30,
	2024	2024	2023
United States – continuing operations	$(160,630,004)	$(7,377,598)	$(16,710,346)
United States – discontinued operations	—	(261,186)	425,000
Foreign – discontinued operations	(157,975)	(879,736)	(1,143,082)
Total	$(160,787,979)	$(8,518,520)	$(17,428,428)

The components of income taxes expense consisted of the following:

	Three months ended December 31,	Years Ended September 30,
	2024	2024	2023
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current income taxes expense	—	—	—
Deferred:
Federal	(33,734,201)	(1,428,756)	(665,382)
State	(11,421,436)	(483,736)	(225,279)
Foreign	(26,757)	(163,087)	(98,604)
Total deferred income taxes (benefit)	(45,182,394)	(2,075,579)	(989,265)
Change in valuation allowance	45,182,394	2,075,579	989,265
Total income taxes expense	$—	$—	$—

The reconciliations of the statutory income tax rate and the Company’s effective income tax rate were as follows:

	Three months ended December 31,	Years Ended September 30,
	2024	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax	7.1%	6.0%	0.8%
Foreign rate different rates	0.0%	(0.2)%	(0.1)%
Permanent differences	0.0%	(0.9)%	(17.2)%
Change in valuation allowance	(28.1)%	(25.9)%	(4.5)%
Effective tax rate	0.0%	0.0%	0.0%

The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2024 and September 30, 2024 and 2023 were as follows:

	Three months ended December 31,	September 30,	September 30,
	2024	2024	2023
Deferred tax assets
Net operating loss carry-forwards	$8,394,484	$2,917,949	$1,726,620
Accrued directors’ compensation	146,792	137,890	100,410
Stock-based compensation	720,093	718,518	653,976
Loss from change in fair value – derivative liabilities	39,694,038	—	—
Impairment of digital assets	—	—	1,511
Allowance for credit losses	11,027	11,027	123,554
Unrealized foreign currency exchange loss	1,344	—	612
Capitalized SPAC acquisition related professional fee	1,261,780	1,261,780	364,902
Total deferred tax assets, gross	50,229,558	5,047,164	2,971,585
Valuation allowance	(50,229,558)	(5,047,164)	(2,971,585)
Total deferred tax assets	$—	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, only the portion of the deferred tax asset that is more likely than not to be realized was recognized. However, if the Company is not able to generate sufficient taxable income from its operations in the future, then a valuation allowance to reduce the Company’s U.S. deferred tax assets may be required, which would increase the Company’s expenses in the period the allowance is recognized.

As of December 31, 2024, the Company had $27,822,126 in U.S. federal net operating loss carry-forwards that can be utilized in future periods to reduce taxable income. However, due to changes in stock ownership, the use of the U.S. federal net operating loss carry-forwards is limited under Section 382 of the Internal Revenue Code. The Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. $258,405 of the net operating loss carry-forwards will expire in fiscal years 2033 through 2038. The remaining net operating loss carry-forwards do not expire. In addition, the Company has net operating losses in Malta and United Kingdom totaling $447,770 and $2,010,293, respectively, with no expiration date.

As of December 31, 2024 and September 30, 2024 and 2023, the Company did not identify any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. There was no interest or penalties recorded for the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023.

The Company has a December 31 tax year-end. The federal, state and foreign income tax returns of the Company are subject to examination by various tax authorities, generally for three years after they are filed. The Company is not subject to income taxes in Bermuda. The Company’s 2021 through 2024 tax years are subject to examination.

NOTE 14 – RELATED PARTY TRANSACTIONS

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

Advances – related party

Advance to Star: In December 2024, the Company advanced $1,000,000 to Star pursuant to the terms of the Star Agreement (see Note 1). This amount is a short-term, non-interest bearing advance in nature and will be deducted from the total investment consideration upon the closing of the Star Agreement. No interest was imputed due to immateriality. In the event the Star Agreement is not approved, the total amount of the advance will be returned to the Company from Star shortly thereafter.

Due to affiliates : Amounts owed to affiliates totaled $42,471, $42,471 and $1,255,820 as of December 31, 2024, September 30, 2024 and 2023, respectively. Amounts due to these affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand. The nature of these transactions consists of the following:

Investments: At the time the Company acquired a 5.0% interest in a privately held company’s equity securities, a shareholder of the Company and a director of the Company owned, directly and indirectly, approximately 40.0% and 10.0% of the outstanding securities of that privately held company (see Note 6).

Company Common Stock Issuances: In connection with certain settlement agreements entered into during the three months ended December 31, 2024 with three directors and two officers of the Company, 340,100 shares with a fair value of $789,032 were issued as compensation for services previously rendered. In addition, in December 2024, 690,000 shares with a fair value of $959,100 were issued to current directors of the Company as incentive compensation (see Note 10 and Note 11).

Transaction Advisory: A member of the Company’s Board was also a managing director of a transaction advisory firm (“TA Firm”) at the time the Company entered into a letter agreement in November 2021 to engage the TA firm to serve as the exclusive transactional financial advisor and finder with respect to the Business Combination. The letter agreement of the TA Firm was terminated effective October 2023 and the board member resigned effective October 2023. The Company incurred advisory fees totaling $0, $70,000 and $0 incurred during the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, respectively. The TA Firm ceased being a related party at the time the board member resigned.

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

Loans payable – related parties: The Company has entered into several promissory notes, and made repayments thereon, with shareholders and affiliates during the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023 (see Note 7).

Notes receivable – related parties

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Vendor settlement: In December 2024, the Company settled a vendor’s outstanding claims through a one-time lump sum payment of $50,000, recording the entire payment as a loss on settlement of vendor obligations as a component of other income (expense), net on the accompanying statements of operations and comprehensive loss for the three months ended December 31, 2024.

White lion stock purchase agreement: On May 17, 2022, the Company entered into a Stock Purchase Agreement (the “White Lion Agreement”) with White Lion Capital Partners, LLC a California-based investment fund (“White Lion”). Under the terms of the White Lion Agreement, the Company had the right, but not the obligation, to require White Lion to purchase shares of its common stock up to a maximum amount of $75,000,000. In January 2024, the Company issued 202,702 shares of the Company’s common stock with a fair value of $750,000 to settle its obligation owed under the White Lion Agreement (see Note 10). On February 21, 2024, the Company terminated the White Lion Agreement.

Securities Purchase Agreement: On December 15, 2024, the Company entered into a Securities Purchase Agreement and Call Option, as amended by Amendment No. 1 dated February 11, 2025 (the “Star Agreement”) with Star 26 Capital Inc. (“Star”), the shareholders of Star (“Star Equity Holders”) and an officer of the Company acting in his capacity as the representative of the Star Equity Holders, to acquire a controlling 51% interest in Star, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products, in exchange for an aggregate investment of $21,000,000 that consists of :

●	A minimum amount of $5,000,000 in cash

●	a promissory note in the principal amount of $16,000,000, less (i) the amounts outstanding under Seller Notes, which shall be forgiven and cancelled as of the closing of the transaction, and (ii) any portion of the cash payment to the Sellers in excess of $5,000,000 (the “Investment Note”). The Investment Note matures 12 months following the closing.

●	2,385,170 shares of the Company’s common stock issued to the Star Equity Holders which shall constitute approximately 29.75% of the issued and outstanding capital of the Company on a fully diluted basis, excluding the out of the money warrants

●	6,907,859 stock purchase warrants with a five year term and an exercise price of $1.50 per share

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

If the Star Agreement is canceled because stockholder approval was not obtained within 90-days after the date of the Star Agreement and the failure was a result of the Company failing to perform or observe the covenants or agreements of the Company provided for in the terms of the Star Agreement, the Seller is entitled to damages of $1,800,000 from the Company.

As a result of the Settlement Agreement and subject to the closing of the acquisition of Star, the Company’s business will be focused on the defense sector.

NOTE 16 – SUPPLEMENTAL INFORMATION CONDENSED FINANCIAL INFORMATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

Condensed consolidated statement of operations for the three months ended December 31, 2023 was:

Amount
Total operating expenses	$2,801,355
Loss from operations	(2,801,355)
Total other expense	(5,862)
Net loss from continuing operations	(2,807,217)
Net loss from discontinued operations	(6,120,878)
Net loss	$(8,928,095)

NET LOSS PER COMMON SHARE (1):
Basic and diluted, continuing operations	$(2.13)
Basic and diluted, discontinued operations	(4.63)
Basic and diluted	$(6.76)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	1,320,456

(1)	Retroactively restated for the reverse recapitalization as described in Note 1 and Note 4 and the one-for-eight reverse stock split described in Note 14.

Condensed consolidated statement of cash flows for the three months ended December 31, 2023 was:

Amount
Net loss	$(8,928,095)
Net loss from discontinued operations	(6,120,878)
Net loss from continuing operations	$(2,807,217)
Adjustments to reconcile net loss to net cash used in operating activities	69,064
Changes in operating assets and liabilities	4,784,982
Net cash provided by operating activities, continuing operations	2,046,829
Net cash used in operating activities, discontinued operations	(2,784,660)
NET CASH USED IN OPERATING ACTIVITIES	(737,831)
Net cash provided by investing activities, continuing operations	—
Net cash provided by investing activities, discontinued operations	130,137
NET CASH PROVIDED BY INVESTING ACTIVITIES	130,137
Net cash provided by financing activities, continuing operations	773,161
Net cash used in financing activities, discontinued operations	(26,990)
NET CASH PROVIDED BY FINANCING ACTIVITIES	746,171
EFFECT OF EXCHANGE RATE ON CASH – DISCONTINUED OPERATIONS	33,314
NET CHANGE IN CASH	171,791
Cash - beginning of period, including discontinued operations	691,819
Cash - end of period, including discontinued operations	863,610
Less: cash from discontinued operations	812,229
Cash – end of period from continuing operations	$51,381

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Company established the Nukkleus Inc 2025 Equity Incentive Plan (the “2025 Plan”) to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company by providing them the opportunity to acquire a proprietary interest in the Company and to align their interest and efforts to the long-term interest of the Company’s stockholders. The 2025 Plan will be administered by the Board of Directors and has 1,950,000 shares of the Company’s common stock reserved for issuance. The 2025 Plan is subject to shareholder approval at a meeting schedule during the first quarter of calendar year 2025.

On February 11, 2025, the Company, Star and the Star Equity Holders, entered into an Amendment No. 1 to the Star Agreement (the “Amendment”) providing that the consideration to be invested by the Company into Star shall be increased to $21,000,000 from $15,000,000 consisting of cash in the amount of $5,000,000, as initially contemplated, and increasing the Investment Note to $16,000,000. Further, the Amendment increased the amount that the Company will lend to Star prior to the closing date from $1,000,000 to $1,800,000. The Amendment also provided that in the event Star consummates its initial public offering or a direct listing to a national exchange (Nasdaq or NYSE) of its shares of Class A Common Stock, then the Option shall automatically expire. Mr. Shalom, who is the Chief Executive Officer and a director of the Company, is a controlling shareholder, Chief Executive Officer and a director of Star.

On February 14, 2025, the Board of Directors of the Company approved a change in the Company’s fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2024. The decision to change the fiscal year was made to align the Company’s financial reporting with the calendar year, which is expected to enhance operational efficiency, improve comparability with industry peers, and better serve the needs of shareholders. Further, the Company intends to align its fiscal year with Star, the Company’s proposed acquisition.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”)). Based on that assessment, our CEO has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective.

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

Under the supervision and participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, management has performed adequate testing to conclude that the material weakness identified in the prior fiscal year has not been remediated as of December 31, 2024 related to the Company possessing sufficient resources to properly identify and account for the evaluation of intangible assets and its cost-method investments and to implement and sustain appropriate entity-level controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) that applies to all directors and officers, which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://www.nukk.com. The Code of Ethics describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code of Ethics to the appropriate person or persons identified in the code; and

●	accountability for adherence to the Code of Ethics.

Equity Award Grant Practices

Equity awards are made by the Compensation Committee, are discretionary and are not granted to executive officers and employees at any specific time in the year. In April 2025 the Board adopted a Policy on Granting Equity Awards (“Equity Policy”). Under the Equity Policy, awards to employees shall be made on a date when the Company’s insider trading window is “open” (i.e., when the Company is not in possession of material non-public information), and which is at least three business days after the most recent release of the Company’s quarterly or annual earnings, or Form 8-K Current Report that discloses material non-public information. With respect to grants made to executive officers, and new hires who will become executive officers the Company shall not grant and/or price of stock options or other incentive securities under any securities-based compensation arrangement of the Company during the period beginning four (4) business days before and ending one (1) business day after the filing by the Company of a Form 10-Q Quarterly Report, Form 10-K Annual Report or Form 8-K Current Report that discloses material non-public information (other than a current report on Form 8–K disclosing a material new option award grant under Item 5.02(e) of that form). Grants of stock options to new hires (other than those who will become Section 16 officers), will not be subject to the same restrictions but will be made on the later of the date of approval of the grant by the Compensation Committee and the date of commencement of employment.

Item 11. Executive Compensation.

Executive Officers’ Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer (including director compensation) during the three months ended December 31, 2024. No other executive officer received compensation in excess of $25,000 during the three months ended December 31, 2024.

Name and principal position	Three months ended December 31,	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		$	$	$	$	$	$	$	$
Menachem Shalom	2024	65,000	—	695,000	—	—	—	—	760,000
CEO

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

Summary Compensation Table

Name and principal position	Fiscal year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		$	$	$	$	$	$	$	$
Menachem Shalom	2024	23,333	—	—	—	—	—	—	23,333
CEO	2023	—	—	—	—	—	—	—	—

Emil Assentato	2024	16,667	—	—	—	—	—	—	16,667
CEO	2023	20,000	—	—	—	—	—	—	20,000

Jamal “Jamie” Khurshid	2024	232,020	—	—	207,192	—	—	—	439,212
COO	2023	257,171	—	—	276,258	—	—	—	533,429

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

On April 8, 2025, the Board adopted the Company’s Policy for the Recovery of Erroneously Awarded Compensation, in accordance with Nasdaq Rule 5608 (“Clawback Policy”). The Clawback Policy provides for the reasonably prompt recovery by the Company of Incentive Based Compensation paid to a Covered Person (an executive officer and certain other specified senior employees), to the extent erroneously awarded, following an Accounting Restatement by the Company. The Clawback Policy applies to all Incentive Based Compensation paid after the date of adoption of the Clawback Policy. (All capitalized terms in this paragraph are as defined in the Clawback Policy). The foregoing description of the Clawback Policy is not complete and is qualified in its entirety by reference to the full text of the Clawback Policy which was filed as an exhibit to this Annual Report.

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the three months ended December 31, 2024.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officer during the three months ended December 31, 2024, and each person who served as an executive officer of the Company as of December 31, 2024:

Outstanding Equity Awards
	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised options (#)	Options exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Menachem Shalom CEO	—	—	—	—	—	—	—	—	—
Emil Assentato, Former CEO	—	—	—	—	—	—	—	—	—
Jamal “Jamie” Khurshid, Former COO	—	—	—	—	—	—	—	—	—

*	Reflects 8:1 reverse stock split in October 2024

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

Non-Employee Director Compensation

The following table sets forth all information concerning all cash and non-cash compensation awarded to, earned by or paid to our non-employee directors during the three months ended December 31, 2024.

	Non-Employee Director Compensation
					Change in
					Pension Value
					and
	Fees Earned			Non-equity	Non-Qualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	$	$	$	$	Earnings	$	$
Nicholas Gregory (1)	1,667	60,011	—	—	—	—	61,678
Daniel Marcus (1)	1,667	60,011	—	—	—	—	61,678
Brian Schweiger (1)	1,667	60,011	—	—	—	—	61,678
Reuven Yeganeh (2)	5,000	13,900	—	—	—	—	18,900
Anastasiia Kotaieva (2)	5,000	208,500	—	—	—	—	213,500
David Rokach (3)	5,000	13,900	—	—	—	—	18,900
Tomer Nagar	3,333	13,900	—	—	—	—	17,233
Aviya Volodarsky	3,333	13,900	—	—	—	—	17,233

(1)	Mr. Gregory, Mr. Marcus & Mr. Schweiger resigned as directors on November 8, 2024
(2)	Mr. Yeganeh & Ms. Kotaieva were appointed as directors on June 13, 2024
(3)	Mr. Rokach was appointed as director on July 24, 2024
(4)	Mr. Nagar & Ms. Volodarsky were appointed as directors on November 8, 2024

Agreement with Craig Marshak

On August 1, 2016, Mr. Craig Marshak entered into a letter agreement with us pursuant to which he was appointed as our director in consideration of an annual fee of $20,000. On October 27, 2023, Mr. Marshak resigned as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 15, 2025 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. As of April 15, 2025, we had 5,026,363 shares of common stock issued and outstanding.

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

Name	Position	Number of Shares of Common Stock	Percentage of Common Stock (1)
Officer and Directors
Menachem Shalom	CEO and Director	500,000	10.0%
David Rokach	Director	10,000	*
Tomer Nagar	Director	10,000	*
Aviya Volodarsky	Director	10,000	*
Reuven Yeganeh	Director	10,000	*
Anastasiia Kotaieva(2)	Director	971,376	17.6%
Total Officers and Directors (6 people)		1,511,376	28.3%
5% Stockholders

X Group Family of Funds Limited Partnership(2)		971,376	17.6%
Emil Assentato		671,191	13.4%
East Asia Technology Investments Limited(3)		381,000	7.0%

(1)	Applicable percentage ownership is based on 5,026,363 shares of common stock outstanding as of April 15, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person.
(2)	Represents 150,000 shares of common stock personally and 319,952 shares of common stock, 150,000 shares of common stock issuable upon exercise of a warrant at $1.50 per share and 351,424 shares of common stock issuable upon exercise of a warrant at $2.41 per share. Anastasiia Kotaieva, a director of the Company, is the owner of X Group Family of Funds Limited Partnership.
(3)	Represents 206,000 shares of common stock issuable upon conversion of a Senior Unsecured Promissory Note issued August 1, 2024 at a conversion price of $2.50 per share and 175,000 shares of common stock issuable upon exercise of a Warrant at an exercise price of $2.00 per share.
*	Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Star Agreement

As discussed herein, on December 15, 2024, the Company entered into the Star Agreement with Star, the Star Equity Holders and Menachem Shalom, the representative of such shareholders to acquire a controlling 51% interest in Star, a defense acquisition company. Mr. Shalom, who is the Chief Executive Officer and a director of the Company, is a controlling shareholder, Chief Executive Officer and a director of Star. Pursuant to the Star Agreement, the Company advanced $1,000,000 to Star in December 2024. This is amount is treated as a short-term non-interest bearing advance and will be deducted from the total investment consideration upon the closing of the transaction. No interest was imputed due to immateriality. In the event the transaction is not approved, Star will return the total amount of the advance to the Company.

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

Services provided by related parties

From time to time, Oliver Worsley, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $0, $54,499 and $55,140 for the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, respectively, which have been included in professional fees on the reconciliation summary of discontinued operations (see Note 5).

From time to time, Craig Vallis, a shareholder of the Company, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $321,110, $105,834 and $136,625 for the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, respectively, which have been included in professional fees on the reconciliation summary of discontinued operations (see Note 5).

From time to time, Jamal Khurshid, the Company’s former chief executive officer and director, provides consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $2,593 and $61,327 for the three months ended December 31, 2024 and the year ended September 30, 2024, respectively, which have been included in professional fees on the reconciliation summary of discontinued operations (see Note 5). Jamal Khurshid did not provide any consulting services to the Company for the year ended September 30, 2023.

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

The Company’s general support services operated under a GSA with FXDIRECT receiving personnel and technical support, marketing, accounting, risk monitoring, documentation processing and customer care and support. The minimum monthly amount payable was $1,575,000. Effective May 1, 2023, the minimum amount payable by the Company to FXDIRECT for services was reduced from $1,575,000 per month to $1,550,000 per month. Effective December 31, 2023, the GSA with FXDIRECT was terminated.

Both of the above entities are affiliates through common ownership.

During the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, general support services provided to the related party, which was recorded as revenue – general support services - related party on the reconciliation summary of discontinued operations (see Note 5) were as follows:

	Three Months Ended December 31,	Years Ended September 30,
	2024	2024	2023
Service provided to:
TCM	$—	$4,800,000	$19,200,000
	$—	$4,800,000	$19,200,000

During the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, services received from the related party, which was recorded as cost of revenue – general support services - related party on the reconciliation summary of discontinued operations (see Note 5) were as follows:

	Three Months Ended December 31,	Years Ended September 30,
	2024	2024	2023
Service received from:
FXDIRECT	$—	$4,650,000	$18,775,000
	$—	$4,650,000	$18,775,000

During the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, Digital RFQ earned revenue from related parties in the amount of $4,601, $69,619 and $138,419, respectively, which was included in revenue – financial services on the reconciliation summary of discontinued operations (see Note 5).

Due from affiliates

At December 31, 2024 and September 30, 2024 and 2023, due from affiliates consisted of the following:

	December 31,	September 30,	September 30,
	2024	2024	2023
Digiclear	$—	$—	$229,837
Jacobi	—	—	95,274
Jamal Khurshid	50,768	10,382	—
Forexware (1)	—	6,151	—
FXDD Mauritius (1)	—	6,004	1,500
TCM (1)	—	12,508	1,942,500
Total	$50,768	$35,045	$2,269,111

(1)	FXDD Mauritius, Forexware, and TCM are controlled by Emil Assentato, the Company’s former chief executive officer and chairman and current 5%+ shareholder.

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

Due to affiliates

At December 31, 2024 and September 30, 2024 and 2023, due to affiliates, which is included partially on the reconciliation summary of discontinued operations as well as the accompanying consolidated balance sheets, consisted of the following:

	December 31,	September 30,	September 30,
	2024	2024	2023
Forexware LLC	$—	$—	$1,211,778
FXDIRECT	—	—	5,064,428
Currency Mountain Holdings Bermuda, Limited (“CMH”) (1)	42,000	42,000	42,000
FXDD Trading (1)	441,402	470,716	396,793
Markets Direct Payments (1)	2,384	2,543	2,317
Craig Vallis	—	16,532	—
Match Fintech Limited (2)	36,293	47,733	91,433
Total	$522,079	$579,524	$6,808,749

(1)	CMH, FXDD Trading, and Markets Direct Payments are controlled by Emil Assentato, the Company’s former chief executive officer and chairman, and current 5%+ shareholder.

(2)	Match Fintech Limited is controlled by affiliates of the Company.

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

Customer digital currency assets and liabilities – related parties

At December 31, 2024 and September 30, 2024 and 2023, related parties’ digital currency, which was controlled by Digital RFQ, amounted to $1,028, $20,020 and $0, respectively, which was included in customer digital currency assets and liabilities on the reconciliation summary of discontinued operations.

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

For the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, the interest income related to this note amounted to $0, $949 and $1,836, respectively, and has been included in other (expense) income: other income (expense) on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2024 and September 30, 2024 and 2023, the outstanding interest balance related to this note was $0, $0 and $1,980, respectively, and was included in other current assets on the accompanying consolidated balance sheets.

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

For the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, the interest income related to notes receivable – related parties amounted to $0, $362  and $12,082, respectively, and has been included as a component of other income (expense), net on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2024 and September 30, 2024 and 2023, the outstanding interest receivable related to the notes receivable – related parties was $0, $0 and $12,179, respectively, and was included as a component of other current assets on the accompanying consolidated balance sheets.

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

In March 2024, the Company entered into a facility agreement with a shareholder (the “March 2024 Facility”), whereby a Company’s subsidiary can request loans up to an aggregate $500,000 from the shareholder. The proceeds from advances under the March 2024 Facility are restricted to fund working capital and operating expense. Advances drawn under the March 2024 Facility bear interest of 4.0% per month. This loan will be repaid in installments in accordance with the terms of the March 2024 Facility, with the last installment due on July 31, 2024. In April 2024, $11,820, a portion of the March 2024 Facility’s outstanding principal was exchanged for due from affiliates. As of December 31, 2024, the outstanding principal balance and accrued and unpaid interest of the March 2024 Facility was GBP 320,646 and GBP 148,149, respectively ($402,379 and $185,912, respectively), at December 31, 2024.

In March 2024, the Company entered into a loan agreement with a Company shareholder (the “March 2024 Loan”), providing the Company with a loan up to GBP 395,000 ($495,686 at December 31, 2024). The proceeds from advances under the March 2024 Loan are restricted to fund working capital and operating expense. Advances drawn under the March 2024 Loan bear interest at a rate of 10.0% per annum. This March 2024 Loan is unsecured and is due and payable on March 31, 2025. In April 2024, GBP 32,337 ($37,198 at the exchange date), a portion of the March 2024 Loan’s outstanding principal, was exchanged for note receivable – related party. As of December 31, 2024, the outstanding principal balance and accrued and unpaid interest was GBP 217,663 and GBP 12,125, respectively ($273,145 and $15,215, respectively), at December 31, 2024.

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

One related party customer, whose outstanding receivable accounted for 10% or more of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023, accounted for 95.2% of the Company’s total outstanding accounts receivable and due from affiliates at September 30, 2023 (see Note 5).

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

Two related party suppliers, whose outstanding payables accounted for 10% or more of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2023, accounted for 81.7% of the Company’s total outstanding accounts payable and due to affiliates at September 30, 2023 (see Note 5).

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

The following table sets forth the fees billed by our principal independent accountants for the three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, respectively, for the categories of services indicated.

	Three Months Ended	Year Ended	Year Ended
	December 31,	September 30,	September 30,
	2024	2024	2023
Audit Fees	$85,000	164,560	118,000
Audit Related Fees	—	—	219,749
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$85,000	164,560	337,749

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-KT Transition Report:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	Exhibits	Filing Date
2.1#	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.1	June 26, 2023
2.2#	First Amendment to Amended and Restated Agreement and Plan of Merger dated as of November 1, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.2	November 2, 2023
3.1	Amended and Restated Certificate of Incorporation of Nukkleus Inc. (f/k/a Brilliant Acquisition Corp.)	Form 8-K	3.2	January 2, 2024
3.2	Bylaws of Nukkleus Inc.	Form 8-K	3.3	January 2, 2024
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 11, 2024	Form 8-K	3.1	October 18, 2024
3.4	Certificate of Correction to the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 16, 2024	Form 8-K	3.2	October 18, 2024
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 18, 2024	Form 8-K	3.3	October 18, 2024
3.6	Amended and Restated Bylaws	Form 8-K	3.1	November 12, 2024
4.1	Senior Unsecured Promissory Note dated June 11, 2024 issued to X Group Fund of Funds	Form 8-K	4.1	June 17, 2024
4.2	Common Stock Purchase Warrant issued to X Group Fund of Funds	Form 8-K	4.2	June 17, 2024
4.3	Senior Unsecured Promissory Note dated August 1, 2024 issued to East Asia Technology Investments Limited	Form 8-K	4.1	August 5, 2024
4.4	Common Stock Purchase Warrant issued to East Asia Technology Investments Limited	Form 8-K	4.2	August 5, 2024
4.5	Form of Senior Unsecured Promissory Note dated September 10, 2024 issued to X Group Fund of Funds	Form 8-K	4.1	September 12, 2024
4.6	Form of Warrant – December 2024	Form 8-K	4.1	December 20, 2024
4.7	Form of Pre-Funded Common Stock Purchase Warrant – December 2024	Form 8-K	4.2	December 20, 2024
4.8	Description of Securities
10.1*	Nukkleus 2023 Incentive Award Plan.	Form 8-K	10.1	January 2, 2024
10.2	Form of Registration Rights Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.3	June 26, 2023
10.3	Form of Lock-Up Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.2	June 26, 2023
10.4	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016	Form 10-K	10.4	July 12, 2024
10.5	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016	Form 10-K	10.5	July 12, 2024
10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited	Form 10-K	10.6	July 12, 2024
10.7	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited	Form 10-K	10.7	July 12, 2024
10.8	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited	Form 10-K	10.8	July 12, 2024
10.9	Settlement Agreement and Stipulation dated May 28, 2024 by and between Nukkleus Inc. and Silverback Capital Corporation	Form 8-K	10.1	June 4, 2024
10.10	Restructuring Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.1	June 17, 2024
10.11	Voting Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.2	June 17, 2024
10.12	Release Agreement between Nukkleus Inc., Triton Capital Markets Ltd. and FXDirectDealer LLC dated September 30, 2024	Form 8-K	10.3	October 4, 2024

10.13	Form of Exit and Settlement Agreement dated November 8, 2024	Form 8-K	10.1	November 12, 2024
10.14	Securities Purchase Agreement dated November 8, 2024	Form 8-K	10.2	November 12, 2024
10.15	Conversion Agreement entered with X Group Fund of Funds dated November 8, 2024 Settlement Agreement and Release among	Form 8-K	10.3	November 12, 2024
10.16	Nukkleus Inc., Jamal Khurshid and Match Financial Limited dated November 8, 2024	Form 8-K	10.4	November 12, 2024
10.17	Letter Agreement between Nukkleus Inc. and X Group Fund of Funds dated November 14, 2024	Form 8-K	10.1	November 15, 2024
10.18	Securities Purchase Agreement dated November 19, 2024	Form 8-K	10.1	November 22, 2024
10.19	Standby Equity Distribution Agreement dated December 3, 2024 between Nukkleus Inc. and YA II PN, Ltd.	Form 8-K	10.1	December 6, 2024
10.20	Form of Convertible Promissory Notes issued to YA II PN, Ltd.	Form 8-K	10.2	December 6, 2024
10.21	Registration Rights Agreement dated December 3, 2024 between Nukkleus Inc. and YA II PN, Ltd.	Form 8-K	10.3	December 6, 2024
10.22#	Securities Purchase Agreement and Call between Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and the representative of such shareholders, dated December 15, 2024	Form 8-K	10,1	December 17, 2024
10.23#	Form of Securities Purchase Agreement dated December 18, 2024 between Nukkleus Inc. and the purchasers identified therein	Form 8-K	10.1	December 20, 2024
10.24	Form of Registration Rights Agreement – December 2024	Form 8-K	10.2	December 20, 2024
10.25	Placement Agent Agency Agreement dated December 18, 2024 between Nukkleus Inc. and Dawson James Securities Inc.	Form 8-K	10.3	December 20, 2024
10.26	Termination Agreement entered between Nukkleus Inc. and YA II PN Ltd dated December 19, 2024	Form 8-K	10.4	December 20, 2024
10.27*	Nukkleus 2024 Incentive Award Plan
14.1	Code of Ethics
19.1	Insider Trading Policy	Form 10-K/A	19.1	April 14, 2025
21.1	List of Subsidiaries	Form 10-K	21.1	February 10, 2025
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
97.1	Policy for the Recovery of Erroneously Awarded Compensation adopted April 8, 2025	Form 10-K/A	97.1	April 14, 2025
99.1	Policy on Granting Equity Awards
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contract or compensatory plan or arrangement.
#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC.

Dated: May 8, 2025	By:	/s/ Menachem Shalom
Menachem Shalom
Chief Executive Officer
(Principal Executive Officer), and
Chief Financial Officer
(Principal Financial and
Accounting Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Menachem Shalom	Chief Executive Officer (Principal Executive Officer), Chief Financial	May 8, 2025
Officer (Principal Financial Officer), and Director

/s/ David Rokach	Chief Operating Officer and Director	May 8, 2025

/s/ Tomer Nagar	Director	May 8, 2025

/s/ Aviya Volodarsky	Director	May 8, 2025

/s/ Reuven Yeganeh	Director	May 8, 2025

/s/Anastasiia Kotaieva	Director	May 8, 2025