Form 10-Q
period 2025-03-31
Nukkleus Inc.
filed 2025-05-23
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 22, 2025
Common Stock, $0.0001 par value per share	5,360,844 shares

NUKKLEUS INC.

FORM 10-Q

March 31, 2025

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

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

The cautionary statements made in this quarterly report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

All references in this Form 10-Q that refer to the “Company”, “Nukkleus”, “we,” “us” or “our” refer to Nukkleus Inc. and its consolidated subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,462,916	$6,897,697
Advances - related party	1,800,000	1,000,000
Other current assets	72,817	107,648
Current assets from discontinued operations	2,127,120	1,089,052

TOTAL CURRENT ASSETS	8,462,853	9,094,397

NON-CURRENT ASSETS:
Right-of-use asset, operating lease	117,406	-
Fixed assets, net	9,922	-
Other assets from discontinued operations	11,646	14,887

TOTAL NON-CURRENT ASSETS	138,974	14,887

TOTAL ASSETS	$8,601,827	$9,109,284

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$18,341	$69,600
Operating lease liability, current portion	51,214	-
Convertible notes payable, net	831,623	706,354
Note payable, net	74,600	64,399
Due to affiliates	45,078	42,471
Loans payable - related parties, current	619,440	619,440
Accrued expenses and other current liabilities	916,949	1,167,315
Stock purchase warrant liabilities	57,436,424	164,770,525
Derivative liability	280,340	847,753
Current liabilities from discontinued operations	4,435,236	3,162,509

TOTAL CURRENT LIABILITIES	64,709,245	171,450,366

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	66,192	-
Loan payable - related parties, net of current portion	947,548	947,548
Interest payable - related parties, net of current portion	77,952	44,111
Non-current liabilities from discontinued operations	17,906	17,368

TOTAL NON-CURRENT LIABILITIES	1,109,598	1,009,027

TOTAL LIABILITIES	65,818,843	172,459,393

COMMITMENTS AND CONTINGENCIES - (Note 12)

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024)	-	-
Common stock ($0.0001 par value; 150,000,000 shares authorized; 5,013,863 and 4,930,531 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	501	493
Additional paid-in capital	40,993,300	37,759,589
Accumulated deficit	(98,117,604)	(201,075,743)
Accumulated other comprehensive (loss) income	(93,213)	(34,448)

TOTAL STOCKHOLDERS’ DEFICIT	(57,217,016)	(163,350,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,601,827	$9,109,284

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
REVENUES
Revenue - general support services - related party	$-	$-
Revenue - financial services	-	-
Total revenues	-	-

COSTS OF REVENUES
Cost of revenue - general support services - related party	-	-
Cost of revenue - financial services	-	-
Total costs of revenues	-	-

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	-	-
Gross profit (loss) - financial services	-	-
Total gross profit (loss)	-	-

OPERATING EXPENSES:
Professional fees	954,142	1,831,747
Compensation and related benefits	63,510	30,000
Other general and administrative	489,455	223,429

Total operating expenses	1,507,107	2,085,176

LOSS FROM OPERATIONS	(1,507,107)	(2,085,176)

OTHER (EXPENSE) INCOME:
Interest expense	(164,576)	-
Interest expense - related parties	(33,841)	(10,025)
Change in fair value - convertible note embedded derivative	567,413	-
Change in fair value - stock purchase warrant liabilities	104,278,287	-
Other income (expense)	718	-

Total other income (expense), net	104,648,001	(10,025)

INCOME (LOSS) BEFORE INCOME TAXES	103,140,894	(2,095,201)

INCOME TAXES	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	103,140,894	(2,095,201)
NET LOSS FROM DISCONTINUED OPERATIONS	(182,755)	(334,216)
NET INCOME (LOSS)	$102,958,139	$(2,429,417)

COMPREHENSIVE LOSS:
NET INCOME (LOSS)	$102,958,139	$(2,429,417)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(58,765)	26,582
COMPREHENSIVE INCOME (LOSS)	$102,899,374	$(2,402,835)

NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations, basic	20.80	$(1.19)
Discontinued operations, basic	(0.04)	(0.19)
Basic	$20.76	$(1.38)

Continuing operations, diluted	18.19	-
Discontinued operations, diluted	(0.04)	-
Diluted	$18.15	-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,959,516	1,754,449
Diluted	5,671,702	-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2025

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance as of December 31, 2024	-	$-	4,930,531	$493	37,759,589	(201,075,743)	(34,448)	(163,350,109)

Issuance of common stock from exercise of pre-funded warrants	-	-	83,332	$8	$3,055,806	-	-	3,055,814

Stock-based compensation	-	-	-	-	$177,905	-	-	177,905

Net income for the three months ending March 31, 2025	-	-	-	-	-	102,958,139	-	102,958,139

Foreign currency translation adjustment	-	-	-	-	-	-	(58,765)	(58,765)

Balance as of March 31, 2025	-	-	5,013,863	501	40,993,300	(98,117,604)	(93,213)	(57,217,016)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance as of December 31, 2023	-	$-	1,737,464	$174	35,025,036	(44,940,441)	(31,354)	(9,946,585)

Stock-based compensation	-	-	-	-	74,668	-	-	74,668

Issuance of common stock as compensation for services	-	-	25,338	3	749,997	-	-	750,000

Net loss for the three months ending March 31, 2024	-	-	-	-	-	(2,429,417)	-	(2,429,417)

Foreign currency translation adjustment	-	-	-	-	-	-	26,582	26,582

Balance as of March 31, 2024	-	$-	1,762,802	$177	35,849,701	(47,369,858)	(4,772)	(11,524,752)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	102,958,139	(2,429,417)
Net loss from discontinued operations	(182,755)	(334,216)
Net income (loss) from continuing operations	$103,140,894	$(2,095,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	135,470	-
Depreciation expense	299	-
Stock-based compensation	177,905	74,668
Change in fair value - convertible note embedded derivative	(567,413)	-
Change in fair value - stock purchase warrant liabilities	(104,278,287)	-
Changes in operating assets and liabilities:
Other current assets	34,831	(6,605)
Accounts payable	(51,259)	-
Due to affiliates	2,607	-
Interest payable - related parties	33,841	10,024
Accrued liabilities and other payables	(250,366)	1,842,215

Net cash used in operating activities from continuing operations	(1,621,478)	(174,899)
Net cash provided by (used in) operating activities from discontinued operations	279,964	(947,810)
NET CASH USED IN OPERATING ACTIVITIES	(1,341,514)	(1,122,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(10,221)	-
Advance to target of planned acquisition	(800,000)	-

Net cash (used in) provided by investing activities from continuing operations	(810,221)	-
Net cash (used in) provided by investing activities from discontinued operations	-	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(810,221)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related parties	-	293,000

Net cash provided by financing activities from continuing operations	-	293,000
Net cash provided by financing activities from discontinued operations	-	627,729
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	920,729

EFFECT OF EXCHANGE RATE ON CASH FROM CONTINUING OPERATIONS	(3,082)	-
EFFECT OF EXCHANGE RATE ON CASH FROM DISCONTINUED OPERATIONS	35,464	(10,410)

Net change in cash, including cash from discontinued operations	(2,119,353)	(212,390)

Cash, including cash from discontinued operations - beginning of period	7,857,641	863,610

Cash, including cash from discontinued operations - end of period	5,738,288	651,220

Less cash from discontinued operations	1,275,372	645,235

Cash from continuing operations, end of period	$4,462,916	$5,985

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of pre-funded warrants exercised	$3,055,814	$-
Issuance of common stock to settle accrued expenses and other current liabilities	$-	$750,000

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

In January 2024, Nukkleus Inc and its wholly owned subsidiaries ceased its general support service operations, terminating the existing customer and supplier contracts with a related party, and shifted its focus to the payment services operations. In November 2024, Nukkleus Inc. entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder and one of our subsidiaries to sell the subsidiary that operates the payment services operations to the shareholder in consideration of GBP 1,000 (approximately $1,294 at March 31, 2025).

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

The decision to change the fiscal year end was made to align the Company’s financial reporting with the calendar year, which is expected to enhance operational efficiency, improve comparability with industry peers, and better serve the needs of shareholders. Further, the Company intends to align its fiscal year with Star.

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

Effective October 24, 2024, the Company amended its amended and restated certificate of incorporation to implement a one-for-eight reverse stock split of its common stock (the “2024 Reverse Stock Split”) and increased the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000 (see Note 8).

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

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of March 31, 2025, the Company had cash of approximately $4,463,000, a working capital deficit of approximately $56,246,000 and incurred cash flow used in operating activities from continuing operations of approximately $1,621,000 for the three months ended March 31, 2025. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements are available to be issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Segment reporting: ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses operating results as the primary measure to manage the business. As a result of transactions entered into during the three months ended December 31, 2024 (see Note 4), the CODM determined it has one operating segment as of March 31, 2025. Accordingly, the Company has recast the presentation of its reportable segments for the periods presented in these consolidated financial statements. The CODM assesses performance on consolidated operating expenses as the CODM is focused on managing cash flow until a pending disposition (see Note 12) and a pending acquisition (see Note 12) are completed during the second quarter of fiscal year 2025.

Cash and cash equivalents: The Company considers all highly liquid instruments with a maturity date of three months or less at the time of purchase and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2025 and December 31, 2024.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of liability-classified derivative financial instruments, and liability-classified stock purchase warrants (see Note 10).

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

Due from affiliates and notes receivable – related parties, net: Due from affiliates and notes receivable – related parties, net are contractual rights to receive cash on demand or on fixed or determinable dates and are recognized as an asset on the consolidated balance sheets. Due from affiliates consist of amounts owed from affiliates of the Company for either services provided to the affiliate or expenses paid by the Company on behalf of the affiliate (see Note 11). Notes receivable – related parties, net consist of advances made to affiliates in exchange for a promissory note from the affiliate (see Note 11).

Other current assets: Other current assets primarily consists of escrow cash and prepaid miscellaneous items. The Company expects all current assets to be collected and/or realized within the next 12 months.

Leases: The Company determines if an arrangement is a lease at inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion in the accompanying consolidated balance sheets.

ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the contracts. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

The Company’s vehicle leases may include transfer rights or options to purchase at the end of the lease that the Company is reasonably certain to exercise. Interest expense is recognized using the effective interest rate method, and the ROU asset is amortized over the useful life of the underlying asset.

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

Discontinued operations: A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the consolidated statements of Operations and the consolidated statements of cash flows (see Note 4). For long-lived assets or disposals groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale.

Advertising: Costs related to advertising are expensed as incurred. For the three months ended March 31, 2025 and 2024, the Company had no advertising costs.

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

Foreign currency translation: The Company’s consolidated financial statements are presented in the reporting currency of the U.S. dollar. Functional currencies of the Company and its wholly-owned subsidiaries is the local currency used in each entities primary economic environment, some of which are different than the reporting currency. Assets and liabilities of the Company are translated into the reporting currency using the exchange rate in effect at the balance sheet dates. Equity transactions are translated using the historical exchange rate in effect on the date of the transaction, except for the change in accumulated deficit during the year, which is the results of the operations translation process. Results of operations and cash flows are translated using the weighted average exchange rates in effect during the period. As a result, amounts relating to the assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the accompanying consolidated balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the reporting currency are recorded as a component of comprehensive income (loss). The realized foreign currency exchange gain (loss) and the unrealized foreign currency exchange gain (loss) for the three months ended March 31, 2025 and 2024 is included as a component of net loss from discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

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

Comprehensive loss: Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended March 31, 2025 and 2024 consisted of net loss and unrealized loss from foreign currency translation adjustment.

Net loss per share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, excluding the effects of any potential dilutive securities. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Earnings per share excludes all potential dilutive shares of common shares if their effect is anti-dilutive

For the three months ended March 31, 2025 and 2024, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	4,823	15,538
Convertible notes payable that convert into common stock	—	—
Stock purchase warrants to acquire common stock	5,192,381	837,625
Total potentially dilutive securities	5,197,204	853,163

Recently issued accounting pronouncements, adopted

ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to assess segment performance. ASC 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim reporting periods starting after December 15, 2024, and is to be applied retrospectively. The Company adopted ASU 2023-07 for the three months ended March 31, 2025 and its adoption did not have a material impact on the consolidated financial statements.

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

NOTE 4 – DISCONTINUED OPERATIONS

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

Disposition of a Subsidiary: On November 8, 2024, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder of the Company and a subsidiary of the Company to sell the subsidiary to the shareholder or his nominee subject to the Company obtaining shareholder approval. As required by the Settlement Agreement, a Share Purchase Agreement was entered into between the same parties dated December 23, 2024 providing that the Company, subject to it obtaining shareholder approval, will sell the subsidiary to the officer of the Company in consideration of GBP 1,000 (approximately $1,294 at March 31, 2025).

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

General Support Services Reporting Segment: In connection with a securities and purchase agreement and call option the Company entered into on December 15, 2024 to acquire a business (see Note 12) and the disposition of a subsidiary, the Company’s business will be focused on the defense sector. As of December 15, 2024, the Company determined that it would cease operations of its General Support Services operating segment. As a result, the general support services operating segment meets the discontinued operations criteria of ASC 205-20. Accordingly, the historical results of operations of the financial services operating segment has been reflected as discontinued operations in our consolidated financial statement for all periods prior to December 15, 2024.

Summary Reconciliation of Discontinued Operations

The following tables present the balance sheets and the results of operations of the Company classified as discontinued operations for the periods presented:

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,533	$148,679
Customer custodial funds	1,260,839	811,265
Customer digital currency assets	813,165	22,930
Digital assets	407	550
Due from affiliates	-	50,768
Other current assets	38,176	54,860

TOTAL CURRENT ASSETS	2,127,120	1,089,052

NON-CURRENT ASSETS:
Intangible assets, net	11,646	14,887

TOTAL NON-CURRENT ASSETS	11,646	14,887
TOTAL ASSETS	$2,138,766	$1,103,939

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$526,045	$504,249
Customer custodial cash liabilities	2,221,182	972,941
Customer digital currency liabilities	9,057	10,514
Due to affiliates	515,406	479,608
Loans payable - related parties, current	704,043	682,875
Interest payable - related parties, current	245,008	203,755
Accrued expenses and other current liabilities	214,495	308,567

TOTAL CURRENT LIABILITIES	4,435,236	3,162,509

NON-CURRENT LIABILITIES:
Loan payable - related parties, net of current portion	17,906	17,368

TOTAL NON-CURRENT LIABILITIES	17,906	17,368

TOTAL LIABILITIES	4,453,142	3,179,877

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2025	2024
REVENUES
Revenue - financial services	$187,469	259,757
Total revenues	187,469	259,757

COSTS OF REVENUES
Cost of revenue - financial services	22,132	63,196
Total costs of revenues	22,132	63,196

GROSS PROFIT (LOSS)
Gross profit (loss) - financial services	165,337	196,561
Total gross profit (loss)	165,337	196,561

OPERATING EXPENSES:
Advertising	-	20,568
Professional fees	105,227	206,660
Compensation and related benefits	134,640	239,848
Amortization of intangible assets	3,275	3,466
Other general and administrative	74,210	60,693

Total operating expenses	317,352	531,235

LOSS FROM OPERATIONS	(152,015)	(334,674)

OTHER (EXPENSE) INCOME:
Interest expense - related parties	(80,703)	(308)
Other income (expense)	49,963	766

Total other income (expense), net	(30,740)	458

LOSS BEFORE INCOME TAXES	(182,755)	(334,216)

INCOME TAXES	-	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(182,755)	$(334,216)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

The Company’s loans payable – related parties consisted of the following:

During the twelve months ended September 30, 2024, the Company issued promissory notes in the aggregate principal of $1,105,639 and $248,000 to a shareholder and to an entity managed by that shareholder, respectively, (collectively, the “Shareholder 2024 Loans”), in consideration of cash proceeds in the same amount in the following tranches:

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

In July 2024, a shareholder of the Company made payments on the Company’s behalf to settle an obligation with an affiliate in which the shareholder has a controlling interest. The shareholder entered into an assignment of debt agreement with the affiliate whereby the affiliate assigned its right, title obligation and interest in the obligation by the Company to the shareholder (the “July 2024 Loan”). The July 2024 Loan is noninterest bearing and was due and payable at issuance. In December 2024, the Company repaid approximately $1,000,000 of the July 2024 loan. As of March 31, 2025, the outstanding principal balance of the July 2024 Loan was $213,349.

As of March 31, 2025 and December 31, 2024, total loans payable – related parties was $1,566,988 and $1,566,988, respectively, which was reflected as loans payable – related parties, current and noncurrent, on the accompanying consolidated balance sheets.

In June 2024, as part of the terms of a note payable entered into, 30.0% of the loans payable with the shareholder of the 2024 Shareholder Loans and July 2024 Loan was due and payable on demand.

For the three months ended March 31, 2025 and 2024, the interest expense related to above loans payable – related parties amounted to $33,841 and $10,025, respectively, and has been reflected as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss.

As of March 31, 2025 and December 31, 2024, the related accrued and unpaid interest for above loans was $77,952 and $44,111, respectively, which was reflected as interest payable – related parties, net of current portion on the accompanying consolidated balance sheets.

The loans payable – related parties mature as follows:

For the Period Ending:
March 31, 2025	$619,440
December 31, 2026	947,548
$1,566,988

NOTE 6 – NOTE PAYABLE, NET

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

Amortization of the debt discount and interest expense related to the April 2024 Loan amounted to $10,201 and $1,539, respectively, for the three months ended March 31, 2025 and $0 and $0, respectively, for the three months ended March 31, 2024, which are both included as a component of interest expense on the accompanying consolidated statements of operations and comprehensive loss.

The balance of the April 2024 Loan, net of unamortized discount, was $74,600 and $64,399 as of March 31, 2025 and December 31, 2024, respectively and reflected as note payable, net on the accompanying consolidated balance sheets.

NOTE 7 – CONVERTIBLE NOTES PAYABLE, NET

The Company’s convertible notes payable consisted of the following:

	March 31,	December 31,
	2025	2024
August 2024 Note	$515,000	$515,000
December 2024 Note	500,000	500,000
	1,015,000	1,015,000
Less: debt issuance costs	(183,377)	(308,646)
Convertible notes payable, net	$831,623	$706,354

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

Interest – The December 2024 Note bears interest of 10.0% per annum. Upon an event of default, the December 2024 Note becomes immediately due and payable, with the interest increasing to 18.0%.

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

Amortization Event – In no event shall the lender be allowed to effect a conversion if such conversion, along with all other shares of common stock then beneficially owned by the lender and its affiliates would exceed 4.99% of the then outstanding shares of the common stock of the Company. If at any time (i) the daily VWAP is less than the Floor Price for three trading days during a period of five consecutive trading days (a “Floor Price Event”), (ii) the Company has issued in excess of 99.0% of the shares of common stock available under the Exchange Cap (an “Exchange Cap Event”), or (iii) at any time after the effectiveness deadline set forth in the Registration Rights Agreement, dated as of December 3, 2024, by and between the Company and the lender (the “Registration Rights Agreement”), the lender is unable to utilize a registration statement to resell the shares of the Company’s common stock receivable by the lender for a period of ten consecutive trading days (a “Registration Event,” and collectively with a Floor Price Event and an Exchange Cap Event, each an “Amortization Event”), then the Company shall make monthly payments to the lender beginning on the seventh trading day after the Amortization Event and continuing monthly in the amount of $150,000 plus a 10.0% premium and accrued and unpaid interest. The Exchange Cap Event will not apply in the event the Company has obtained the approval from its stockholders for the issuance of shares of common stock pursuant to the conversion of the December 2024 Note in excess of the Exchange Cap.

Embedded Derivatives – The optional redemption and event of default include an exercise contingency, which requires the Company to obtain shareholder approved for conversions subject to the Exchange Cap, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the December 2024 Note and accounted for at fair value at each reporting date. A fair value of $222,865 was determined for the embedded derivative liabilities using a Monte Carlo Simulation model. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 10).

For the three months ended March 31, 2025, amortization of debt discount and interest expense related to convertible promissory notes amounted to $125,269 and $27,567, respectively, which are both included as a component of interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

Preferred Stock: The Company is authorized to issue 15,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common stock: The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.0001 per shares, of which 5,013,863 and 4,930,531 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. The following shares of common stock are reserved for future issuance:

Convertible notes payable	480,608
Stock options issued and outstanding	104,823
Stock purchase warrants	5,381,916
5,967,347

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

In February 2025, the investor sold 83,333 and 125,000 units in relation to the Pre-funded Warrant and Private Placement Warrant, respectively, to a third party. In February 2025, the third party submitted a cashless exercise of their 83,333 units in relation to the Pre-funded warrant, which resulted in an issuance of 83,332 shares of common stock. This issuance was the sole issuance of common stock during the three months ending March 31, 2025.

During the three months ending March 31, 2024, the Company issued 25,338 shares of common stock to settle an obligation to a vendor.

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

Stock Purchase Warrants: In connection with certain note payable agreements (see Note 6) certain convertible notes payable (see Note 7), and the Private Placement (see Note 8) the Company issued stock purchase warrants to certain lenders and investors that permit the lender or investor to acquire a fixed amount of shares of the Company’s common stock at a per share price that ranges between $.0001 and $6.88 for a term that ranges between three and five years that may be exercised on a cash or cashless basis.

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

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2025:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at March 31, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public and Private Warrants	$92.00	837,625	0.58	$14.32
April 2024 Warrants	6.88	14,535	0.01	0.02
June 2024 Warrants	2.00	150,000	0.12	0.06
August 2024 Warrants	2.00	175,000	0.14	0.07
November 2024 Warrant	2.41	351,424	0.30	0.16
Pre-funded Warrants	0.0001	1,353,333	1.18	0.00
Private Placement Warrant	6.00	2,499,999	2.19	2.79
	$0.0001 – 92.00	5,381,916	4.52	$17.42

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2024:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at December 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public and Private Warrants	$92.00	837,625	0.61	$14.10
April 2024 Warrants	6.88	14,535	0.01	0.02
June 2024 Warrants	2.00	150,000	0.12	0.05
August 2024 Warrants	2.00	175,000	0.15	0.06
November 2024 Warrant	2.41	351,424	0.31	0.15
Pre-funded Warrants	0.0001	1,436,666	1.30	0.00
Private Placement Warrant	6.00	2,499,999	2.27	2.74
	$0.0001 – 92.00	5,465,249	4.77	$17.12

Warrant activities for the three months ended March 31, 2025 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	5,465,249	17.12
Exercised	(83,333)	-
Outstanding at March 31, 2025	5,381,916	$17.42

NOTE 9 – STOCK-BASED COMPENSATION

Old Nukk Equity Incentive Plan

For periods prior to the reverse recapitalization, the Old Nukk Equity Incentive Plan (the “Old Nukk Plan”) permitted the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciate rights (“SARs”), stock awards, phantom stock units, performance awards and other share-based awards to employees, outside directors and consultants, and advisors to the Company. Only stock options have been awarded to consultants and advisors under the Old Nukk Plan.

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

2024 Equity Incentive Plan

On October 11, 2024, the Company’s shareholders approved a new long-term incentive award plan (the “2024 Plan”). The 2024 Plan is administered by the Board. The selection of participants, allotment of shares, determination of price and other conditions are approved by the Board at its sole discretion to attract and retain personnel instrumental to the success of the Company.

On November 13, 2024, the Company issued 100,000 stock options to a consultant of the Company.

Stock options generally vest over one to three years, with a maximum term of ten years from the date of grant. These awards become available to the recipient upon the satisfaction a vesting condition based on a period of service. Total stock options activity for the three months ended March 31, 2025 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	104,823	$27.61
Expired	-	-
Outstanding at March 31, 2025	104,823	27.61
Options exercisable at March 31, 2025	104,823	$27.61
Options expected to vest	—	$—

Share-based compensation expense for three months ended March 31, 2025 and 2024 was $177,905 and $74,668, respectively, which was recorded as professional fees on the accompanying consolidated statements of operations and comprehensive loss. There was no unrecognized share-based compensation at March 31, 2025.

NOTE 10 – FAIR VALUE MEASUREMENT

Customer digital currency assets and liabilities represent the Company’s obligation to safeguard customer digital currencies. Accordingly, the Company has valued the assets and liabilities using quoted market prices for the underlying digital currencies which is based on Level 2 inputs.

The Black-Scholes option pricing model is used to estimate fair value of liability-classified stock purchase warrants issued in connection with convertible notes (see Note 7) and the liability-classified pre-funded stock purchase warrants issued in connection with the December 2024 Private Placement (see Note 8). A Monte Carlo simulation model is used to estimate the fair value of liability-classified stock purchase warrants issued in connection with the December 2024 Private Placement (see Note 8). Both models utilize the following assumptions:

●	Risk-free interest rates are derived from the yield on U.S. Treasury debt securities in effect on the date of measurement.

●	Dividend yields are based on our historical dividend payments, which have been zero to date.

●	Volatility is estimated from historical volatility of a peer group over a similar period.

●	The expected term is based on the time to expiration of the warrants from the date of measurement.

The Monte Carlo simulation model also incorporates management’s judgments for the occurrence or non-occurrence of certain events as well as the probability of certain scenarios impactful to the valuation of the liability-classified stock purchase warrants issued in connection with the December 2024 Private Placement.

The assumptions used for the Black-Scholes option pricing model for liability-classified stock purchase warrants are as follows:

June 2024 Warrants	March 31, 2025	November 2024 Modification
Expected term (years)	4.2 years	4.6 years
Risk-free interest rate	3.9%	4.4%
Expected volatility	113.8%	113.8%
Expected dividend yield	0.0%	0.0%

November 2024 Warrants	March 31, 2025	November 2024 Issuance
Expected term (years)	4.6 years	5.0 years
Risk-free interest rate	3.9%	4.2%
Expected volatility	113.8%	113.8%
Expected dividend yield	0.0%	0.0%

Pre-funded Warrants	March 31, 2025	December 2024 Issuance
Expected term (years)	4.7 years	5.0 years
Risk-free interest rate	3.9%	4.3%
Expected volatility	113.8%	113.8%
Expected dividend yield	0.0%	0.0%

The assumptions used for the Monte Carlo simulation model for liability-classified stock purchase warrants and the embedded derivative liability issued in connection with a convertible note are as follows:

December 2024 Warrants	March 31, 2025	December 2024 Issuance
Expected term (years)	4.7 years	5.0 years
Risk-free interest rate	3.9%	4.3%
Expected volatility	113.8%	113.8%
Expected dividend yield	0.0%	0.0%
Probability of a fundamental event	10.0%	10.0%

Embedded Derivative Liability	March 31, 2025	December 2024 Issuance
Expected term (years)	0.7 years	1.0 years
Risk-free interest rate	4.2%	4.3%
Expected volatility	160.8%	157.5%
Expected dividend yield	0.0%	0.0%
Conversion discount	10.0%	10.0%
Interest rate	10.0%	10.0%
Redemption premium	$50,000	$50,000

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2025:

	Quoted Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at March 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Liabilities
June 2024 Warrant	—	—	1,648,465	1,648,465
November 2024 Warrant	—	—	3,850,947	3,850,947
Pre-funded warrant liabilities	—	—	16,091,019	16,091,019
Private Placement Warrants	—	—	35,845,993	35,845,993
Embedded derivative liability	—	—	280,340	280,340
Total liabilities	$—	$—	$57,716,764	$57,716,764

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2025.

The following table provides a reconciliation of the warrants measured at fair value using Level 3 inputs:

	Embedded Derivative Liability	June 2024 Warrant	November 2024 Warrant	Pre-funded Warrant	Common Stock Warrant

Balance at January 1, 2025	$847,753	$5,333,794	$12,467,515	$52,682,426	$94,286,790
Subtractions	-	-	-	(3,055,814)	-
Change in fair value	(567,413)	(3,685,329)	(8,616,568)	(33,535,593)	(58,440,797)
Ending balance, March 31, 2025	$280,340	$1,648,465	$3,850,947	$16,091,019	$35,845,993

NOTE 11 – RELATED PARTY TRANSACTIONS

Advances – related party

Advance to Star: In December 2024, the Company advanced $1,000,000 to Star pursuant to the terms of the Star Agreement (see Note 1). In February 2025, the Company advanced an additional $800,000 to Star pursuant to the first amendment of the Star Agreement, bringing the total amount of the advance made to Star to $1,800,000 as of March 31, 2025. This amount is a short-term, non-interest bearing advance in nature and will be deducted from the total investment consideration upon the closing of the Star Agreement. No interest was imputed due to immateriality. In the event the Star Agreement is not approved, the total amount of the advance will be returned to the Company from Star shortly thereafter.

Due to affiliates : Amounts owed to affiliates totaled $45,078 and $42,471 as of March 31, 2025 and December 31, 2024, respectively. Amounts due to these affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Loans payable – related parties: The Company has entered into several promissory notes, and made repayments thereon, with shareholders and affiliates (see Note 5).

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

White lion stock purchase agreement: On May 17, 2022, the Company entered into a Stock Purchase Agreement (the “White Lion Agreement”) with White Lion Capital Partners, LLC a California-based investment fund (“White Lion”). Under the terms of the White Lion Agreement, the Company had the right, but not the obligation, to require White Lion to purchase shares of its common stock up to a maximum amount of $75,000,000. In January 2024, the Company issued 202,702 shares of the Company’s common stock with a fair value of $750,000 to settle its obligation owed under the White Lion Agreement (see Note 8). On February 21, 2024, the Company terminated the White Lion Agreement.

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

The Company established the Nukkleus Inc 2025 Equity Incentive Plan (the “2025 Plan”) to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company by providing them the opportunity to acquire a proprietary interest in the Company and to align their interest and efforts to the long-term interest of the Company’s stockholders. The 2025 Plan will be administered by the Board of Directors and has 1,950,000 shares of the Company’s common stock reserved for issuance. The 2025 Plan is subject to shareholder approval at a meeting schedule during the second quarter of calendar year 2025.

On May 13, 2025, the Company entered into Amendment No. 2 to the Star Agreement. Pursuant to the terms of Amendment No. 2, the cash advances to be made by the Company to Star was increased from $1,800,000 to $3,000,000.

On May 13, 2025, the Company entered into a Promissory Note with Star, pursuant to which the Company memorialized its obligations under the Star Agreement to lend Star up to $3,000,000.

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

In January 2024, we ceased providing our general support services to customers, terminating our existing customer and supplier contracts with a related party, and shifted our focus to our payment services business. In November 2024, we entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder and one of our subsidiaries to sell the subsidiary that operates the payment services business to the shareholder in consideration of GBP 1,000 (approximately $1,294 at March 31, 2025).

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

Recent Developments

In February 2025, our Board of Directors approved a change in our Company’s fiscal year end from September 30 to December 31 effective for the fiscal year beginning January 1, 2024. The change  resulted in a transition period from October 1, 2024 to December 31, 2024.

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

Because these components fluctuate with market conditions, other (expense) income, net can vary widely between periods.

Results of Operations

	Three Months Ending March 31,		Changes in
	2025	2024	Amount	Percentage
Operating expenses:
Professional fees	$954,142	$1,831,747	$(877,605)	(47.9)%
Compensation and benefits	63,510	30,000	33,510	111.1%
Other general and administrative	489,455	223,429	266,026	119.1%
Impairment loss	-	-	-	-
Total operating expenses	1,507,107	2,085,176	(578,069)	(27.7)%
Other (expense) income, net
Interest expense	(164,576)	—	(164,576)	100.0%
Interest expense – related parties	(33,841)	(10,025)	(23,816)	237.6%
Change in fair value – convertible note embedded derivative	567,413	—	567,413	100.0%
Change in fair value – stock purchase warrant liabilities	104,278,287	—	104,278,287	100.0%
Other income (expense)	718	—	718	100.0%
Total other (expense) income, net	104,648,001	(10,025)	104,658,026	1,043,970.3%
Net income (loss) from continuing operations	103,140,894	$(2,095,201)	105,236,095	(5,022.7)%
Net loss from discontinued operations	(182,755)	(334,216)	151,461	(45.3)%
Net income (loss)	$102,958,139	$(2,429,417)	$105,387,556	(4,338.0)%

Comparison For the Three Months Ended March 31, 2025 Versus the Three Months Ended March 31, 2024

Operating Expenses

Professional fees

For the three months ended March 31, 2025, professional fees decreased by approximately $878,000, or 47.9%, as compared to the three months ended March 31, 2024. The significant decrease was primarily attributable to a decrease in advisory service fees of $1,170,000 and legal fees of approximately $222,000, offset by an increase in consulting fees of approximately $388,000 and audit fees of approximately $126,000. This net decrease in professional fees is mainly attributable to the one-time costs incurred in early 2024 in relation to the business combination. We expect that our professional fees will increase in the near future as consultancy agreements were entered into during the fourth quarter with outsourced executives and other personnel of the Company that we anticipate to be in place for the entire fiscal year 2025.

Compensation and related benefits

For the three months ended March 31, 2025, our compensation and related benefits increased by approximately $34,000, or 111.7%, as compared to the three months ended March 31, 2024. We expect that our compensation and related benefits will increase in the near future if the pending acquisition of Star completes during fiscal year 2025.

Other general and administrative expenses

For the three months ended March 31, 2025, total other general and administrative expenses increased by approximately $266,000, or 119.1%, as compared to the three months ended March 31, 2024. The increase was mainly attributable to additional costs associated with operating as a public company, including an increase in D&O insurance of approximately $128,000, marketing fees of approximately $103,000, rent expenses of approximately $73,000 attributable to new offices established in Israel and New York, entertainment and travel of approximately $29,000 attributable to the travel by our CEO and other business expenses of approximately $60,000, offset by a decrease in filing fees of approximately $127,000. We expect that other general and administrative expenses will increase in the near future if the pending acquisition of Star completes during fiscal year 2025.

Other Income (Expense)

For the three months ended March 31, 2025, other income (expense), net, increased approximately $104,658,000, or 1,043,970.3%, as compared to the three months ended March 31, 2024. The increase was attributable to, an increase in gain from change in fair value – stock purchase warrant liabilities of approximately $104,278,000 andgain from change in fair value – convertible note embedded derivative of approximately $567,000, offset by an increase in interest expense due to amortization of debt discounts of approximately $165,000 and an increase in interest expense on debt-related parties of approximately $24,000.

Discontinued Operations

Net loss from discontinued operations was $182,755 for the three months ended March 31, 2025 compared to $334,216 for the three months ended March 31, 2024. The decrease was due to a decrease in net loss from the operations of the Company’s wholly owed subsidiary DRFQ.

Liquidity and Capital Resources

We generated a pre-tax net income from continuing operations of $103,140,894 for the three months ended March 31, 2025 and incurred a pre-tax net loss of $2,095,201 for the three months ended March 31, 2024, and have an accumulated deficit of $98,117,604 as of March 31, 2025 and $201,075,743 at December 31, 2024. As of March 31, 2025, we had a working capital deficit of $56,246,392, including $4,462,916 of cash.

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

Cash Flows

The following summarizes the key components of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,341,514)	$(1,122,709)
Net cash used in investing activities	(810,221)	-
Net cash provided by financing activities	-	920,729
Effect of exchange rate on cash	32,382	(10,410)
Net change in cash	$(2,119,353)	$(212,390)

Operating activities

Net cash flow used in operating activities for the three months ended March 31, 2025 was approximately $1,342,000, which primarily reflected our consolidated net income of approximately $102,958,000, adjusted for changes in working capital accounts and certain non-cash income (expenses) of approximately $104,532,000 (including the change in fair value of our liability-classified stock purchase warrants and derivative liabilities of approximately $104,846,000, offset by amortization of debt discount of approximately $135,000, stock-based compensation of approximately $178,000, and depreciation expense of approximately $300).

Net cash flow used in operating activities for the three months ended March 31, 2024 was $1,123,000, which primarily reflected our consolidated net loss of approximately $2,429,000, adjusted for changes in working capital accounts and certain non-cash expense of approximately $75,000 (including stock-based compensation of approximately $75,000).

Investing activities

Net cash flow used in investing activities was approximately $810,221 for the three months ended March 31, 2025, which consisted of an additional advance payment to Star of $800,000 in connection with the plan acquisition of Star, and a purchase of computer equipment of $10,221.

There were no cash flows provided by investing activities for the three months ended March 31, 2024.

Financing activities

There were no cash flows provided by financing activities for the three months ended March 31, 2025.

Net cash flow provided by financing activities was $293,000 for the three months ended March 31, 2024, which consisted of proceeds from loan payable – related parties of $293,000.

Off-Balance Sheet Arrangements

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Estimates

Our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.

See Note 3. Summary of Significant Accounting Policies of the Notes to our consolidated financial statements included in Part II, Item 8 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies and significant estimates and assumptions and their effects on our financial statements. Below are the significant estimates and assumptions that we consider critical because they involve a significant amount of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

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

We use the Monte Carlo simulation model for our liability-classified stock purchase warrants in order to incorporate other subjective assumptions based on the terms of the specific stock purchase warrant agreements or the related host contract. For our liability-classified stock purchase warrants as of March 31, 2025, we included the probability of a fundamental event, as defined in the relevant agreements, occurring in our assumptions.

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

If an adverse 10% foreign currency exchange rate change was applied to the largest foreign currency exposure (e.g. British Pound) or to all foreign currency exposures in aggregate, of monetary assets, liabilities, and commitments denominated in currencies other than its functional currency as of March 31, 2025 and December 31, 2024, it would not have a material impact on our financial results.

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

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. See the consolidated statements of comprehensive income (loss) in Part II, Item 8 of this Quarterly Report on Form 10-Q for translation adjustments for the three months ended March 31, 2025 and 2024, a 10% increase or decrease in foreign currency exchange rates used in translating the financial statements of subsidiaries with functional currencies other than our reporting currency would not have a material impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

Our chief executive officer who also serves as our principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer who also serves as our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2024 related to the Company possessing sufficient resources to properly identify and account for the evaluation of intangible assets and its cost-method investments and to implement and sustain appropriate entity-level controls.

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

As of March 31, 2025, management has performed adequate testing to conclude that the material weakness identified in the prior fiscal year has not been remediated as of March 31, 2025 related to the Company possessing sufficient resources to properly identify and account for the evaluation of intangible assets and its cost-method investments and to implement and sustain appropriate entity-level controls.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedure, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedure relative to their costs.

Item 5. Other

None.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-KT for the period ended December 31, 2024 as filed with the SEC on May 8, 2025 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	Exhibits	Filing Date
2.1#	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.1	June 26, 2023
2.2#	First Amendment to Amended and Restated Agreement and Plan of Merger dated as of November 1, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.2	November 2, 2023
3.1	Amended and Restated Certificate of Incorporation of Nukkleus Inc. (f/k/a Brilliant Acquisition Corp.)	Form 8-K	3.2	January 2, 2024
3.2	Bylaws of Nukkleus Inc.	Form 8-K	3.3	January 2, 2024
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 11, 2024	Form 8-K	3.1	October 18, 2024
3.4	Certificate of Correction to the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 16, 2024	Form 8-K	3.2	October 18, 2024
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 18, 2024	Form 8-K	3.3	October 18, 2024
3.6	Amended and Restated Bylaws	Form 8-K	3.1	November 12, 2024
4.1	Senior Unsecured Promissory Note dated June 11, 2024 issued to X Group Fund of Funds	Form 8-K	4.1	June 17, 2024
4.2	Common Stock Purchase Warrant issued to X Group Fund of Funds	Form 8-K	4.2	June 17, 2024
4.3	Senior Unsecured Promissory Note dated August 1, 2024 issued to East Asia Technology Investments Limited	Form 8-K	4.1	August 5, 2024
4.4	Common Stock Purchase Warrant issued to East Asia Technology Investments Limited	Form 8-K	4.2	August 5, 2024
4.5	Form of Senior Unsecured Promissory Note dated September 10, 2024 issued to X Group Fund of Funds	Form 8-K	4.1	September 12, 2024
4.6	Form of Warrant – December 2024	Form 8-K	4.1	December 20, 2024
4.7	Form of Pre-Funded Common Stock Purchase Warrant – December 2024	Form 8-K	4.2	December 20, 2024
4.8	Description of Securities	Form 10-KT	4.8	May 8, 2025
10.1*	Nukkleus 2023 Incentive Award Plan.	Form 8-K	10.1	January 2, 2024
10.2	Form of Registration Rights Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.3	June 26, 2023
10.3	Form of Lock-Up Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.2	June 26, 2023
10.4	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016	Form 10-K	10.4	July 12, 2024
10.5	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016	Form 10-K	10.5	July 12, 2024
10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited	Form 10-K	10.6	July 12, 2024
10.7	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited	Form 10-K	10.7	July 12, 2024
10.8	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited	Form 10-K	10.8	July 12, 2024
10.9	Settlement Agreement and Stipulation dated May 28, 2024 by and between Nukkleus Inc. and Silverback Capital Corporation	Form 8-K	10.1	June 4, 2024
10.10	Restructuring Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.1	June 17, 2024
10.11	Voting Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.2	June 17, 2024
10.12	Release Agreement between Nukkleus Inc., Triton Capital Markets Ltd. and FXDirectDealer LLC dated September 30, 2024	Form 8-K	10.3	October 4, 2024
10.13	Form of Exit and Settlement Agreement dated November 8, 2024	Form 8-K	10.1	November 12, 2024
10.14	Securities Purchase Agreement dated November 8, 2024	Form 8-K	10.2	November 12, 2024
10.15	Conversion Agreement entered with X Group Fund of Funds dated November 8, 2024 Settlement Agreement and Release among	Form 8-K	10.3	November 12, 2024

10.16	Nukkleus Inc., Jamal Khurshid and Match Financial Limited dated November 8, 2024	Form 8-K	10.4	November 12, 2024
10.17	Letter Agreement between Nukkleus Inc. and X Group Fund of Funds dated November 14, 2024	Form 8-K	10.1	November 15, 2024
10.18	Securities Purchase Agreement dated November 19, 2024	Form 8-K	10.1	November 22, 2024
10.19	Standby Equity Distribution Agreement dated December 3, 2024 between Nukkleus Inc. and YA II PN, Ltd.	Form 8-K	10.1	December 6, 2024
10.20	Form of Convertible Promissory Notes issued to YA II PN, Ltd.	Form 8-K	10.2	December 6, 2024
10.21	Registration Rights Agreement dated December 3, 2024 between Nukkleus Inc. and YA II PN, Ltd.	Form 8-K	10.3	December 6, 2024
10.22#	Securities Purchase Agreement and Call between Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and the representative of such shareholders, dated December 15, 2024	Form 8-K	10,1	December 17, 2024
10.23#	Form of Securities Purchase Agreement dated December 18, 2024 between Nukkleus Inc. and the purchasers identified therein	Form 8-K	10.1	December 20, 2024
10.24	Form of Registration Rights Agreement – December 2024	Form 8-K	10.2	December 20, 2024
10.25	Placement Agent Agency Agreement dated December 18, 2024 between Nukkleus Inc. and Dawson James Securities Inc.	Form 8-K	10.3	December 20, 2024
10.26	Termination Agreement entered between Nukkleus Inc. and YA II PN Ltd dated December 19, 2024	Form 8-K	10.4	December 20, 2024
10.27*	Nukkleus 2024 Incentive Award Plan	Form 10-KT	10.27	May 8, 2025
10.28	Amendment No. 1 to the Securities Purchase Agreement and Call between Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and the representative of such shareholders, dated February 11, 2025	Form 8-K	10.2	February 14, 2025
10.29	Amendment No. 2 to the Securities Purchase Agreement and Call between Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and the representative of such shareholders, dated May 13, 2025	Form 8-K	10.1	May 14, 2025
14.1	Code of Ethics	Form 10-KT	14.1	May 8, 2025
19.1	Insider Trading Policy	Form 10-K/A	19.1	April 14, 2025
21.1	List of Subsidiaries	Form 10-K	21.1	February 10, 2025
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
97.1	Policy for the Recovery of Erroneously Awarded Compensation adopted April 8, 2025	Form 10-K/A	97.1	April 14, 2025
99.1	Policy on Granting Equity Awards	Form 10-KT	99.1	May 8, 2025
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contract or compensatory plan or arrangement.
#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.

	By:	/s/ Menachem Shalom
Dated: May 23, 2025		Menachem Shalom
Chief Executive Officer (Principal Executive Officer), and Principal Financial and Accounting Officer and Director