Form 10-KT/A
period 2024-12-31
Nukkleus Inc.
filed 2025-07-09
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding July 3, 2025
Common Stock, $0.0001 par value per share	_____ shares

EXPLANATORY NOTE

On May 8, 2025, Nukkleus Inc., filed its annual report on Form 10-KT for the transition period from September 30, 2024 to December 31, 2024 (the “Original Filing”). The Company is filing this Amendment No. 1, its annual report on Form 10-K/A (the “Amendment”) solely for the purpose of correcting the disclosure in Item 9A(T)—Controls and Procedures of the Original Filing to include a clear definitive statement disclosing management’s conclusion on the lack of effectiveness of the Company’s internal controls over financial reporting at the end of the fiscal year as required by Item 308T(a)(3) of Regulation S-K.

In addition, in connection with the filing of this Amendment and pursuant to SEC rules and regulations, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-KT/A does not attempt to modify or update any other disclosures set forth in the Original Filing. Additionally, this Form 10-KT/A speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of its Chief Executive Officer, who is also its Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-KT. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, because of material weaknesses in internal control over financial reporting as of December 31, 2024, as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our Chief Executive concluded that our internal control over financial reporting was not effective as of December 31, 2024 because of the existence of material weaknesses as described below. A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses relating to the Company not possessing sufficient resources to properly identify and account for the evaluation of intangible assets and its cost-method investments and to implement and sustain appropriate entity-level controls.

Plan of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Following the identification and communication of the material weakness described above, management commenced remediation actions relating to this material weakness beginning in the fourth quarter of fiscal year 2024, as follows:

●	We are utilizing the services of external consultants for non-routine and/or technical accounting issues as they arise.

●	We are expanding and improving our review process for complex accounting transactions. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

●	We are implementing enhancements and process improvements, including the design and implementation of well-defined controls and related control attributes

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

Notwithstanding the above, management believes that the consolidated financial statements included in this Annual Report on Form 10-KT, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, known to the Chief Executive Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 15 – Exhibits, Financial Statement Schedules

The following exhibits are included with this filing:

Exhibit	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUKKLEUS INC.

Dated: July 8, 2025	By:	/s/ Menachem Shalom
Menachem Shalom
Chief Executive Officer
(Principal Executive Officer), and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Menachem Shalom	Chief Executive Officer (Principal Executive Officer), Chief Financial	July 8, 2025
Officer (Principal Financial Officer), and Director

/s/ David Rokach	Director	July 8, 2025

/s/ Romer Nagar	Director	July 8, 2025

/s/ Aviya Volodarsky	Director	July 8, 2025

/s/ Reuven Yeganeh	Director	July 8, 2025

/s/Anastasiia Kotaieva	Director	July 8, 2025

4