Form 10-Q/A
period 2025-03-31
Nukkleus Inc.
filed 2025-07-09
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding July 3, 2025
Common Stock, $0.0001 par value per share	5,360,844 shares

EXPLANATORY NOTE

On May 23, 2025, Nukkleus Inc., filed its quarterly report on Form 10-Q for the period ended March 31, 2025 (the “Original Filing”). The Company is filing this Amendment No. 1 to the Original Filing (the “Amendment”) solely for the purpose of correcting the disclosure in Item 4—Controls and Procedures of the Original Filing to include a clear definitive statement disclosing management’s conclusion on the lack of effectiveness of the Company’s disclosure controls and procedures.

In addition, in connection with the filing of this Amendment and pursuant to SEC rules and regulations, we are including with this Amendment certain currently dated certifications. Accordingly, Item 6 of Part II has also been amended to reflect the filing of these currently dated certifications.

This Amendment does not attempt to modify or update any other disclosures set forth in the Original Filing. Additionally, this Amendment speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

Our management conducted an evaluation, with the participation of its Chief Executive Officer, who is also its Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, because of material weaknesses in internal control over financial reporting as of March 31, 2025, as described below.

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

Notwithstanding the above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

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

NUKKLEUS INC.

	By:	/s/ Menachem Shalom
Dated: July 8, 2025		Menachem Shalom
Chief Executive Officer (Principal Executive Officer), and Principal Financial and Accounting Officer and Director

3