Form 10-Q
period 2025-06-30
Nukkleus Inc.
filed 2025-08-14
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 13, 2025
Common Stock, $0.0001 par value per share	7,072,721 shares

NUKKLEUS INC.

FORM 10-Q

June 30, 2025

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;

●	economic, competitive, business and other conditions in our local and regional markets;

●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in our industry;

●	changes in our business and growth strategy, capital improvements or development plans;

●	the availability of additional capital to support development; and

●	other factors discussed elsewhere in this quarterly report.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,519,647	$6,897,697
Note receivable - related party	2,500,000	1,000,000
Due from affiliates	132,088	-
Other current assets	551,149	107,648
Current assets from discontinued operations	2,256,993	1,089,052

TOTAL CURRENT ASSETS	6,959,877	9,094,397

NON-CURRENT ASSETS:
Right-of-use asset, operating lease	165,228	-
Fixed assets, net	13,383	-
Other assets from discontinued operations	8,746	14,887

TOTAL NON-CURRENT ASSETS	187,357	14,887

TOTAL ASSETS	$7,147,234	$9,109,284

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$97,157	$69,600
Operating lease liability, current portion	76,810	-
Convertible notes payable, net	515,000	706,354
Note payable, net	-	64,399
Due to affiliates	129,037	42,471
Loans payable - related parties, current	1,566,988	619,440
Interest payable - related parties, current	94,872	-
Accrued expenses and other current liabilities	733,477	1,167,315
Stock purchase warrant liabilities	52,308,900	164,770,525
Derivative liability	-	847,753
Current liabilities from discontinued operations	4,901,164	3,162,509

TOTAL CURRENT LIABILITIES	60,423,405	171,450,366

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	88,418
Loan payable - related parties, net of current portion	-	947,548
Interest payable - related parties, net of current portion	-	44,111
Non-current liabilities from discontinued operations	18,985	17,368

TOTAL NON-CURRENT LIABILITIES	107,403	1,009,027

TOTAL LIABILITIES	60,530,808	172,459,393

COMMITMENTS AND CONTINGENCIES - (Note 12)

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024)	-
Common stock ($0.0001 par value; 150,000,000 shares authorized; 5,370,939 and 4,930,531 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	537	493
Additional paid-in capital	41,931,330	37,759,589
Accumulated deficit	(95,099,015)	(201,075,743)
Accumulated other comprehensive (loss) income	(216,426)	(34,448)

TOTAL STOCKHOLDERS’ DEFICIT	(53,383,574)	(163,350,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,147,234	$9,109,284

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Revenue - general support services - related party	$-	$-	$-	$-
Revenue - financial services	-	-	-	-
Total revenues	-	-	-	-

COSTS OF REVENUES
Cost of revenue - general support services - related party	-	-	-	-
Cost of revenue - financial services	-	-	-	-
Total costs of revenues	-	-	-	-

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	-	-	-	-
Gross profit (loss) - financial services	-	-	-	-
Total gross profit (loss)			-	-

OPERATING EXPENSES:
Professional fees	737,937	881,947	1,692,079	2,713,694
Compensation and related benefits	71,490	25,000	135,000	55,000
Other general and administrative	238,873	122,426	728,328	345,855

Total operating expenses	1,048,300	1,029,373	2,555,407	3,114,549

LOSS FROM OPERATIONS	(1,048,300)	(1,029,373)	(2,555,407)	(3,114,549)

OTHER (EXPENSE) INCOME:
Interest expense	(207,049)	(39,707)	(371,625)	(39,707)
Interest expense - related parties	(16,920)	(12,703)	(50,761)	(22,728)
Loss on settlement of vendor obligations	-	(176,399)	-	(176,399)
Penalty - late registration	(800,000)	-	(800,000)	-
Change in fair value - convertible note embedded derivative	20,377	-	587,790	-
Change in fair value - stock purchase warrant liabilities	5,127,524	-	109,405,811	-
Unrealized gain (loss)	3,575	-	3,575	-
Realized gain (loss)	142,480	-	142,480	-
Other income (expense)	14,854	(14)	15,572	(14)

Total other income (expense), net	4,284,841	(228,823)	108,932,842	(238,848)

INCOME (LOSS) BEFORE INCOME TAXES	3,236,541	(1,258,196)	106,377,435	(3,353,397)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3,236,541	(1,258,196)	106,377,435	(3,353,397)
NET LOSS FROM DISCONTINUED OPERATIONS	(217,952)	(358,045)	(400,707)	(692,261)

NET INCOME (LOSS)	$3,018,589	$(1,616,241)	$105,976,728	$(4,045,658)

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$3,018,589	$(1,616,241)	$105,976,728	$(4,045,658)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(123,213)	(5,608)	(181,978)	20,974
COMPREHENSIVE INCOME (LOSS)	$2,895,376	$(1,621,849)	$105,794,750	$(4,024,684)

NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations, basic	0.62	(0.70)	20.40	$(1.91)
Discontinued operations, basic	(0.04)	(0.20)	(0.08)	(0.39)
Basic	$0.58	$(0.90)	$20.32	$(2.31)

Continuing operations, diluted	0.58	(0.70)	19.02	$(1.91)
Discontinued operations, diluted	(0.04)	(0.20)	(0.07)	(0.39)
Diluted	$0.54	$(0.90)	$18.95	$(2.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,246,945	1,792,610	5,215,174	1,754,449
Diluted	5,623,924	1,792,610	5,592,153	1,754,449

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2025
(Unaudited)

								Accumulated
	Preferred Stock			Common Stock		Additional		Other	Total
	Number of			Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance as of December 31, 2024	-	$	-	4,930,531	$493	37,759,589	(201,075,743)	(34,448)	(163,350,109)

Issuance of common stock from exercise of pre-funded warrants	-		-	83,332	$8	$3,055,806	-	-	3,055,814

Stock-based compensation	-		-	-	-	$177,905	-	-	177,905

Net income for the three months ending March 31, 2025	-		-	-	-	-	102,958,139	-	102,958,139

Foreign currency translation adjustment	-		-	-	-	-	-	(58,765)	(58,765)

Balance as of March 31, 2025	-		-	5,013,863	501	40,993,300	(98,117,604)	(93,213)	(57,217,016)

Issuance of common stock in relation to settlement agreement				12,500	1	157,499	-	-	157,500

Issuance of common stock in relation to conversion of note				260,300	26	780,540	-	-	780,566

Issuance of common stock from exercise of options				84,276	9	(9)	-	-	-

Net income for the three months ending June 30, 2025				-	-	-	3,018,589	-	3,018,589

Foreign currency translation adjustment	-		-	-	-	-	-	(123,213)	(123,213)

Balance as of June 30, 2025	-		-	5,370,939	537	41,931,330	(95,099,015)	(216,426)	(53,383,574)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2024

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance as of December 31, 2023	-	$-	1,737,464	$174	35,025,036	(44,940,441)	(31,354)	(9,946,585)

Stock-based compensation	-	-	-	-	74,668	-	-	74,668

Issuance of common stock as compensation for services	-	-	25,338	3	749,997	-	-	750,000

Net loss for the three months ending March 31, 2024	-	-	-	-	-	(2,429,417)	-	(2,429,417)

Foreign currency translation adjustment	-	-	-	-	-	-	26,582	26,582

Balance as of March 31, 2024	-	$-	1,762,802	$177	35,849,701	(47,369,858)	(4,772)	(11,524,752)

Allocated value of warrants related to issuance of convertible debt	-	-	-	-	300,000	-	-	300,000

Allocated value of warrants related to debt issuance	-	-	-	-	40,804	-	-	40,804

Issuance of common stock to settle debt	-	-	87,500	9	500,991	-	-	501,000

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ending June 30, 2024	-	-	-	-	-	(1,616,241)	-	(1,616,241)

Foreign currency translation adjustment	-	-	-	-	-	-	(5,608)	(5,608)

Balance as of June 30, 2024	-	$-	1,850,302	$186	36,766,163	(48,986,099)	(10,380)	(12,230,130)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	105,976,728	(4,045,658)
Net loss from discontinued operations	(400,707)	(692,261)
Net income (loss) from continuing operations	$106,377,435	$(3,353,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	322,247	36,315
Depreciation expense	1,464	-
Stock-based compensation	177,905	149,335
Loss on settlement of vendor obligations	-	176,399
Change in fair value - convertible note embedded derivative	(587,790)	-
Change in fair value - stock purchase warrant liabilities	(109,405,811)	-
Changes in operating assets and liabilities:
Other current assets	(443,501)	(96,799)
Due from affiliates	(132,088)	-
Accounts payable	27,557	-
Due to affiliates	86,566	18,895
Interest payable - related parties	50,761	22,742
Accrued liabilities and other payables	544,264	2,297,488

Net cash used in operating activities from continuing operations	(2,980,991)	(749,022)
Net cash provided by (used in) operating activities from discontinued operations	287,093	(1,071,692)
NET CASH USED IN OPERATING ACTIVITIES	(2,693,898)	(1,820,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(14,847)	-
Advance to target of planned acquisition	(1,500,000)	-

Net cash (used in) provided by investing activities from continuing operations	(1,514,847)	-
Net cash (used in) provided by investing activities from discontinued operations	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,514,847)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related parties	-	544,500
Repayment of note payable	(78,000)	-
Payments of penalty – late registration	(800,000)
Proceeds from issuance of convertible debt and warrants, net of issuance costs	-	300,000
Proceeds from issuance of note payable and warrants	-	78,000

Net cash (used in) provided by financing activities from continuing operations	(878,000)	922,500
Net cash provided by financing activities from discontinued operations	-	582,956
NET CASH PROVIDED BY FINANCING ACTIVITIES	(878,000)	1,505,456

EFFECT OF EXCHANGE RATE ON CASH FROM CONTINUING OPERATIONS	(4,213)	-
EFFECT OF EXCHANGE RATE ON CASH FROM DISCONTINUED OPERATIONS	106,910	(9,580)

Net change in cash, including cash from discontinued operations	(4,984,048)	(324,838)

Cash, including cash from discontinued operations - beginning of period	7,857,641	863,610

Cash, including cash from discontinued operations - end of period	2,873,593	538,772

Less cash from discontinued operations	1,353,946	536,825

Cash from continuing operations, end of period	$1,519,647	$1,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,240	$18

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of pre-funded warrants exercised	$3,055,814	$-
Fair value of the derivative liability extinguished from conversion of convertible note	$259,963	$-
Fair value of common stock issued in connection with settlement agreement	$157,500	$-
Fair value of common stock issued in connection with conversion of convertible note	$520,603	$-
Issuance of common stock to settle accrued expenses and other current liabilities	$-	$750,000
Fair value of warrants issued	$-	$40,804
Settlement of accrued expenses and other current liabilities through issuance of common stock	$-	$324,601

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

In January 2024, Nukkleus Inc and its wholly owned subsidiaries ceased its general support service operations, terminating the existing customer and supplier contracts with a related party, and shifted its focus to the payment services operations. In November 2024, Nukkleus Inc. entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder and one of our subsidiaries to sell the subsidiary that operates the payment services operations to the shareholder in consideration of GBP 1,000 (approximately $1,372 at June 30, 2025). The sale is subject to stockholder approval as required under Nasdaq rules which is still pending.

In December 2024, Nukkleus Inc entered into a Securities Purchase Agreement and Call Option (the “Star Agreement”) with Star 26 Capital Inc. (“Star”), the shareholders of Star (“Star Equity Holders”) and an officer of Nukkleus, acting in his capacity as the representative of the Star Equity Holders, to acquire a controlling 51% interest in Star, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products. As a result of the Settlement Agreement and subject to the closing of the acquisition of Star, Nukkleus Inc.’s business will be focused on the defense sector.

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

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Due to the Company’s inability to access complete financial data from a subsidiary classified as discontinued operations, estimates were used to present this entity’s financial results for the three months ended June 30, 2025 (see Note 4).

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of June 30, 2025, the Company had cash of approximately $1,520,000, a working capital deficit of approximately $53,464,000 and incurred cash flow used in operating activities from continuing operations of approximately $2,981,000 for the six months ended June 30, 2025. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company’s most significant estimates and judgments involve valuation of share-based compensation, valuation of equity-classified stock purchase warrants, valuation of liability-classified stock purchase warrants, valuation of derivative liability, classification of gains and losses on settlement of related party liabilities, the useful lives of long-lived assets, assumptions used in assessing impairment of long-lived assets, valuation of deferred tax assets and the associated valuation allowances, and estimates of financial results for a subsidiary classified as discontinued operations. For the three months ended June 30, 2025, the Company used estimates to report the financial results of this subsidiary.

Segment reporting: ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses operating results as the primary measure to manage the business. As a result of transactions entered into during the three months ended December 31, 2024 (see Note 4), the CODM determined it has one operating segment as of June 30, 2025. Accordingly, the Company has recast the presentation of its reportable segments for the periods presented in these consolidated financial statements. The CODM assesses performance on consolidated operating expenses as the CODM is focused on managing cash flow until a pending disposition (see Note 12) and a pending acquisition (see Note 12) are completed during the third quarter of fiscal year 2025.

Cash and cash equivalents: The Company considers all highly liquid instruments with a maturity date of three months or less at the time of purchase and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2025 and December 31, 2024.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of liability-classified stock purchase warrants and liability-classified derivative financial instruments (see Note 10).

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

Other current assets: Other current assets primarily consist of escrow cash and prepaid miscellaneous items. The Company expects all current assets to be collected and/or realized within the next 12 months.

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

Foreign currency translation: The Company’s consolidated financial statements are presented in the reporting currency of the U.S. dollar. Functional currencies of the Company and its wholly-owned subsidiaries is the local currency used in each entities primary economic environment, some of which are different than the reporting currency. Assets and liabilities of the Company are translated into the reporting currency using the exchange rate in effect at the balance sheet dates. Equity transactions are translated using the historical exchange rate in effect on the date of the transaction, except for the change in accumulated deficit during the year, which is the results of the operations translation process. Results of operations and cash flows are translated using the weighted average exchange rates in effect during the period. As a result, amounts relating to the assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the accompanying consolidated balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the reporting currency are recorded as a component of comprehensive income (loss). The realized foreign currency exchange gain (loss) and the unrealized foreign currency exchange gain (loss) for the three and six months ended June 30, 2025 and 2024 is included as a component of net loss from discontinued operations on the accompanying consolidated statements of operations and comprehensive loss.

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

Comprehensive loss: Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and six months ended June 30, 2025 and 2024 consisted of net loss and unrealized loss from foreign currency translation adjustment.

Net loss per share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, excluding the effects of any potential dilutive securities. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Earnings per share excludes all potential dilutive shares of common shares if their effect is anti-dilutive

For the three and six months ended June 30, 2025 and 2024, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

	Six Months Ended June 30,
	2025	2024
Options to purchase common stock	4,823	15,538
Convertible notes payable that convert into common stock	—	—
Stock purchase warrants to acquire common stock	5,192,381	987,625
Total potentially dilutive securities	5,197,204	1,003,163

Recently issued accounting pronouncements, adopted

ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to assess segment performance. ASC 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim reporting periods starting after December 15, 2024, and is to be applied retrospectively. The Company adopted ASU 2023-07 for the six months ended June 30, 2025 and its adoption did not have a material impact on the consolidated financial statements.

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

Disposition of a Subsidiary: On November 8, 2024, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder of the Company and a subsidiary of the Company to sell the subsidiary to the shareholder or his nominee subject to the Company obtaining shareholder approval. As required by the Settlement Agreement, a Share Purchase Agreement was entered into between the same parties dated December 23, 2024 providing that the Company, subject to it obtaining shareholder approval, will sell the subsidiary to the officer of the Company in consideration of GBP 1,000 (approximately $1,372 at June 30, 2025).

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

During the preparation of the consolidated financial statements for the quarter ended June 30, 2025, management was unable to obtain complete financial data from the subsidiary due to the subsidiary’s personnel being uncooperative, not providing the information needed and loss of direct access to the subsidiary’s systems. As a result, the financial results of the discontinued operations for the three months ended June 30, 2025 are based on reasonable estimates derived from historical operating trends and partial information available to the Company. Management believes the estimates used are reasonable under the circumstances.

Summary Reconciliation of Discontinued Operations

The following tables present the balance sheets and the results of operations of the Company classified as discontinued operations for the periods presented:

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,412	$148,679
Customer custodial funds	1,338,534	811,265
Customer digital currency assets	862,139	22,930
Digital assets	432	550
Due from affiliates	-	50,768
Other current assets	40,476	54,860

TOTAL CURRENT ASSETS	2,256,993	1,089,052

NON-CURRENT ASSETS:
Intangible assets, net	8,746	14,887

TOTAL NON-CURRENT ASSETS	8,746	14,887

TOTAL ASSETS	$2,265,739	$1,103,939

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$755,883	$504,249
Customer custodial cash liabilities	2,354,955	972,941
Customer digital currency liabilities	9,603	10,514
Due to affiliates	546,447	479,608
Loans payable - related parties, current	746,445	682,875
Interest payable - related parties, current	259,764	203,755
Accrued expenses and other current liabilities	228,067	308,567

TOTAL CURRENT LIABILITIES	4,901,164	3,162,509

NON-CURRENT LIABILITIES:
Loan payable - related parties, net of current portion	18,985	17,368

TOTAL NON-CURRENT LIABILITIES	18,985	17,368

TOTAL LIABILITIES	4,920,149	3,179,877

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Revenue - financial services	298,082	175,214	485,551	434,971
Total revenues	298,082	175,214	485,551	434,971

COSTS OF REVENUES
Cost of revenue - financial services	57,426	49,738	79,558	112,934
Total costs of revenues	57,426	49,738	79,558	112,934

GROSS PROFIT (LOSS)
Gross profit (loss) - financial services	240,656	125,476	405,993	322,037
Total gross profit (loss)	240,656	125,476	405,993	322,037

OPERATING EXPENSES:
Advertising	7,690	2,355	7,690	22,923
Professional fees	132,128	227,368	237,355	434,028
Compensation and related benefits	154,090	194,589	288,730	434,437
Amortization of intangible assets	3,422	3,449	6,697	6,915
Other general and administrative	74,634	59,989	148,844	120,682

Total operating expenses	371,964	487,750	689,316	1,018,985

LOSS FROM OPERATIONS	(131,308)	(362,274)	(283,323)	(696,948)

OTHER (EXPENSE) INCOME:
Interest expense - related parties	(85,643)	(11,198)	(166,346)	(11,506)
Other income (expense)	(1,001)	15,427	48,962	16,193

Total other income (expense), net	(86,644)	4,229	(117,384)	4,687

LOSS BEFORE INCOME TAXES	(217,952)	(358,045)	(400,707)	(692,261)

INCOME TAXES	-	-	-	-

NET LOSS FROM DISCONTINUED OPERATIONS	$(217,952)	(358,045)	(400,707)	$(692,261)

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

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

The Company’s loans payable – related parties consisted of the following:

During the twelve months ended September 30, 2024, the Company issued promissory notes in the aggregate principal of $1,105,639 and $248,000 to a shareholder and to an entity managed by that shareholder, respectively, (collectively, the “Shareholder 2024 Loans”), in consideration of cash proceeds in the same amount in the following tranches:

October 2023	$199,000
December 2023	424,000
January 2024	25,000
February 2024	188,000
March 2024	80,000
April 2024	31,000
May 2024	100,000
June 2024	120,500
July 2024	59,000
August 2024	58,000
September 2024	69,139
Total Shareholder 2024 Loans	$1,353,639

The 2024 Shareholder Loans bear interest of 5.0% per annum and each individual loan will be due and payable three years from the date of issuance. As of June 30, 2025, the outstanding principal balance and accrued and unpaid interest of the Shareholder 2024 Loans was $1,353,639 and $94,872, respectively.

In July 2024, a shareholder of the Company made payments on the Company’s behalf to settle an obligation with an affiliate in which the shareholder has a controlling interest. The shareholder entered into an assignment of debt agreement with the affiliate whereby the affiliate assigned its right, title obligation and interest in the obligation by the Company to the shareholder (the “July 2024 Loan”). The July 2024 Loan is noninterest bearing and was due and payable at issuance. In December 2024, the Company repaid approximately $1,000,000 of the July 2024 loan. As of June 30, 2025, the outstanding principal balance of the July 2024 Loan was $213,349.

Consisting of the above-mentioned loans, the Company’s loans payable – related parties is summarized as follows:

	June 30,	December 31,
	2025	2024
Shareholder 2024 Loans	$1,353,639	$1,353,639
July 2024 Loan	1,213,349	1,213,349
	2,566,988	2,566,988
Less: repayments to date	(1,000,000)	(1,000,000)
Loans payable – related parties, current and noncurrent	$1,566,988	$1,566,988

In June 2024, as part of the terms of a note payable entered into, 30.0% of the loans payable with the shareholder of the 2024 Shareholder Loans and July 2024 Loan was due and payable on demand.

For the three and six months ended June 30, 2025, the interest expense related to above loans payable – related parties amounted to $16,920 and $50,761, respectively, and has been reflected as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss.

For the three and six months ended June 30, 2024, the interest expense related to above loans payable – related parties amounted to $12,703 and $22,728, respectively, and has been reflected as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss.

As of June 30, 2025 and December 31, 2024, the related accrued and unpaid interest for above loans was $94,872 and $44,111, respectively, which was reflected as interest payable – related parties, net of current portion on the accompanying consolidated balance sheets.

The loans payable – related parties mature as follows:

For the Period Ending:
June 30, 2025	$619,440
June 30, 2026	947,548
$1,566,988

NOTE 6 – NOTE PAYABLE, NET

In April 2024, the Company issued a promissory note in the principal amount of $78,000 to an investor in consideration of cash proceeds in the same amount (the “April 2024 Loan”). In addition, the Company issued a stock purchase warrant for the purchase of 14,535 shares of the Company’s common stock (the “April 2024 Warrant”) that is exercisable for three years at an exercise price of $0.86 per warrant. The April 2024 Loan bears interest of 8.0% per annum and is due and payable on April 30, 2025. The April 2024 Warrant was determined to be an equity classified warrant and fair value of $40,804   determined using the Black-Scholes option-pricing model with the following assumptions: volatility of 174.03%, risk-free rate of 4.87%, annual dividend yield of 0.0% and expected life of 3 years. The principal amount of the April 2024 Loan was allocated to the April 2024 Loan and April 2024 Warrant in the amount of $37,196 and $40,804, respectively. The amount allocated to the April 2024 Warrant was recorded as a discount on the April 2024 Loan. In April 2025, the April 2024 Loan was repaid in full.

Amortization of the debt discount and interest expense related to the April 2024 Loan amounted to $3,400 and $496, and $13,601 and $2,035, respectively, for the three and six months ended June 30, 2025 and $6,801 and $1,043, respectively, for the three and six months ended June 30, 2024, which are both included as a component of interest expense on the accompanying consolidated statements of operations and comprehensive loss.

The balance of the April 2024 Loan, net of unamortized discount, was $0 and $64,399 as of June 30, 2025 and December 31, 2024, respectively and reflected as note payable, net on the accompanying consolidated balance sheets.

NOTE 7 – CONVERTIBLE NOTES PAYABLE, NET

The Company’s convertible notes payable consisted of the following:

	June 30,	December 31,
	2025	2024
August 2024 Note	$515,000	$515,000
December 2024 Note	-	500,000
	515,000	1,015,000
Less: debt issuance costs	-	(308,646)
Convertible notes payable, net	$515,000	$706,354

August 2024 Note: In August 2024, the Company issued a senior unsecured promissory note (the “August 2024 Note”) in the principal amount of $515,000 to a new lender in consideration of cash proceeds in the amount of $412,075. The August 2024 Note bears interest of 12.0% per annum and is due and payable six months after issuance. The lender shall have the right to convert the principal and interest payable under the August 2024 Note into shares of common stock of the Company. In addition, the Company issued the lender a stock purchase warrant (the “August 2024 Warrant”) to acquire 175,000 shares of common stock at a per share price of $2.00 for a term of five years that may be exercised for cash. The number of shares and exercise prices for the August 2024 Note and August 2024 Warrant reflect the October 2024 reverse stock split.

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

In June 2025, the lender sold August 2024 Note and the August 2024 Warrant to an unaffiliated third party.

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

During the three months ended June 30, 2025, the lender exercised conversion of the December 2024 Note and 260,300 shares of common stock were issued to the lender.

For the three and six months ended June 30, 2025, amortization of debt discount and interest expense related to convertible promissory notes amounted to $183,377 and $19,709, and $308,646 and $47,276, respectively, which are both included as a component of interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Preferred Stock: The Company is authorized to issue 15,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common stock: The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.0001 per shares, of which 5,370,939 and 4,930,531 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. The following shares of common stock are reserved for future issuance:

Convertible notes payable	228,620
Stock options issued and outstanding	4,823
Stock purchase warrants	5,381,916
5,615,359

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

In February 2025, the investor sold 83,333 and 125,000 units of the Pre-funded Warrant and Private Placement Warrant, respectively, to a third party. In February 2025, the third party submitted a cashless exercise of their 83,333 units in relation to the Pre-Funded Warrant, which resulted in an issuance of 83,332 shares of common stock.

In April 2025, the Company issued 12,500 shares of common stock in connection with a settlement agreement with a former consultant.

In May 2025, the Company issued 84,276 shares of common stock to a consultant in connection with a cashless exercise of an option.

In May and June 2025, the Company issued a total of 260,300 shares of common stock to a lender in connection with the full conversion of the December 2024 Note (see Note 7).

During the six months ending June 30, 2024, the Company issued 25,338 and 87,500 shares of common stock to settle obligations to vendors.

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

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2025:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at June 30, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public and Private Warrants	$92.00	837,625	0.54	$14.32
April 2024 Warrants	6.88	14,535	0.00	0.02
June 2024 Warrants	2.00	150,000	0.11	0.06
August 2024 Warrants	2.00	175,000	0.13	0.07
November 2024 Warrant	2.41	351,424	0.28	0.16
Pre-funded Warrants	0.0001	1,353,333	1.13	0.00
Private Placement Warrant	6.00	2,499,999	2.09	2.79
	$0.0001 –92.00	5,381,916	4.28	$17.42

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2024:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at December 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public and Private Warrants	$92.00	837,625	0.61	$14.10
April 2024 Warrants	6.88	14,535	0.01	0.02
June 2024 Warrants	2.00	150,000	0.12	0.05
August 2024 Warrants	2.00	175,000	0.15	0.06
November 2024 Warrant	2.41	351,424	0.31	0.15
Pre-funded Warrants	0.0001	1,436,666	1.30	0.00
Private Placement Warrant	6.00	2,499,999	2.27	2.74
	$0.0001 – 92.00	5,465,249	4.77	$17.12

Warrant activities for the six months ended June 30, 2025 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	5,465,249	17.12
Exercised	(83,333)	-
Outstanding at June 30, 2025	5,381,916	$17.42

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

On November 13, 2024, the Company issued 100,000 stock options to a consultant of the Company at an exercise price of $2.39 per share. In May 2025, the consultant exercised these options via a cashless exercise, resulting in an issuance of 84,276 shares of common stock.

2025 Equity Incentive Plan

In February 2025, the Company established the Nukkleus Inc 2025 Equity Incentive Plan (the “2025 Plan”) to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company by providing them the opportunity to acquire a proprietary interest in the Company and to align their interest and efforts to the long-term interest of the Company’s stockholders. The 2025 Plan will be administered by the Board of Directors and has 1,950,000 shares of the Company’s common stock reserved for issuance. The 2025 Plan is subject to shareholder approval at a meeting expected to occur during the third quarter of calendar year 2025.

Stock options generally vest over one to three years, with a maximum term of ten years from the date of grant. These awards become available to the recipient upon the satisfaction a vesting condition based on a period of service. Total stock options activity for the six months ended June 30, 2025 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	104,823	$27.61
Exercised	(100,000)	-
Outstanding at June 30, 2025	4,823	550.60
Options exercisable at June 30, 2025	4,823	$550.60
Options expected to vest	—	$—

Share-based compensation expense for three and six months ended June 30, 2025 was $0 and $177,905, respectively. Share-based compensation expense for the three and six months ended June 30, 2024 was $74,667 and $149,335, respectively, which was recorded as professional fees on the accompanying consolidated statements of operations and comprehensive loss. There was no unrecognized share-based compensation at June 30, 2025.

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

The assumptions used for the Black-Scholes option pricing model for liability-classified stock purchase warrants are as follows:

June 2024 Warrants	June 30, 2025	November 2024 Modification
Expected term (years)	4.0 years	4.6 years
Risk-free interest rate	3.69%	4.4%
Expected volatility	104.4%	113.8%
Expected dividend yield	0.0%	0.0%

November 2024 Warrants	June 30, 2025	November 2024 Issuance
Expected term (years)	4.4 years	5.0 years
Risk-free interest rate	3.69%	4.2%
Expected volatility	104.4%	113.8%
Expected dividend yield	0.0%	0.0%

Pre-funded Warrants	June 30, 2025	December 2024 Issuance
Expected term (years)	4.5 years	5.0 years
Risk-free interest rate	3.69%	4.3%
Expected volatility	104.4%	113.8%
Expected dividend yield	0.0%	0.0%

The assumptions used for the Monte Carlo simulation model for liability-classified stock purchase warrants are as follows:

December 2024 Warrants	June 30, 2025	December 2024 Issuance
Expected term (years)	4.5 years	5.0 years
Risk-free interest rate	3.69%	4.3%
Expected volatility	104.4%	113.8%
Expected dividend yield	0.0%	0.0%
Probability of a fundamental event	10.0%	10.0%

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2025:

	Quoted Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at June 30,
	(Level 1)	(Level 2)	(Level 3)	2025
Liabilities
June 2024 Warrant	—	—	1,480,710	1,480,710
November 2024 Warrant	—	—	3,449,980	3,449,980
Pre-funded warrant liabilities	—	—	14,791,818	14,791,818
Private Placement Warrants	—	—	32,586,392	32,586,392
Embedded derivative liability	—	—	-	-
Total liabilities	$—	$—	$52,308,900	$52,308,900

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2025.

The following table provides a reconciliation of the warrants measured at fair value using Level 3 inputs:

	Embedded Derivative Liability	June 2024 Warrant	November 2024 Warrant	Pre-funded Warrant	Common Stock Warrant

Balance at January 1, 2025	$847,753	$5,333,794	$12,467,515	$52,682,426	$94,286,790
Subtractions	(259,963)	-	-	(3,055,814)	-
Change in fair value	(587,790)	(3,853,084)	(9,017,535)	(34,834,794)	(61,700,398)
Ending balance, June 30, 2025	$-	$1,480,710	$3,449,980	$14,791,818	$32,586,392

NOTE 11 – RELATED PARTY TRANSACTIONS

Note receivable – related party: In December 2024, the Company advanced $1,000,000 to Star pursuant to the terms of the Star Agreement (see Note 1). During the six months ended June 30, 2025, the Company advanced an additional $1,500,000 to Star pursuant to the first and second amendments of the Star Agreement, bringing the total amount of the advance made to Star to $2,500,000 as of June 30, 2025.

Due from affiliates: Amounts due from affiliates totaled $132,088 and $0 as of June 30, 2025 and December 31, 2024, respectively. Amounts due from these affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Due to affiliates: Amounts owed to affiliates totaled $129,037 and $42,471 as of June 30, 2025 and December 31, 2024, respectively. Amounts due to these affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

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

Private Placement: On December 18, 2024, the Company entered into a securities purchase agreement for a private placement offering (the “Private Placement”) pursuant to which an investor purchased from the Company 1,666,666 units for an aggregate purchase price of $9,999,996 or a per unit price of $6.00 with each unit consisting of (i) one share of the Company’s common stock and (ii) a stock purchase warrant to purchase up to one share of the Company’s common stock. Pursuant to the terms of the Private Placement, the Company was obligated to file a resale registration statement related to the securities purchased in the Private Placement and to ensure that such resale registration statement was declared effective within 75 days from the closing date of the Private Placement. The Company did not meet this obligation and as a result, the investor was entitled to penalties payable in cash until the registration statement becomes effective. As of June 30, 2025 and as of the date hereof, the resale registration statement is not effective. During the six months ended June 30, 2025, the Company made cash payments to the investor totaling $800,000 to satisfy these penalties.

Securities Purchase Agreement: On December 15, 2024, the Company entered into a Securities Purchase Agreement and Call Option, as amended by Amendment No. 1 dated February 11, 2025, Amendment No. 2 dated May 13, 2025, and Amendment No. 3 dated June 15, 2025 (the “Star Agreement”) with Star 26 Capital Inc. (“Star”), the shareholders of Star (“Star Equity Holders”) and an officer of the Company acting in his capacity as the representative of the Star Equity Holders, to acquire a controlling 51% interest in Star, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products, in exchange for an aggregate investment of $21,000,000 that consists of:

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

If the Star Agreement is canceled because stockholder approval was not obtained within 90-days after the date of the Star Agreement and the failure was a result of the Company failing to perform or observe the covenants or agreements of the Company provided for in the terms of the Star Agreement, the Seller is entitled to damages of $3,000,000 from the Company.

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

In August 2025, the Company determined that it no longer had a controlling financial interest in Digital RFQ due to loss of access to financial records. Accordingly, the Company expects to deconsolidate Digital RFQ during the third quarter of fiscal year 2025. The results of discontinued operations for the three months ended June 30, 2025 remain included in these financial statements on an estimated basis (see Note 4).

On August 5, 2025, the Company was notified that on July 29, 2025, Match Financial Limited, a wholly-owned subsidiary of the Company, was placed into administration in the United Kingdom pursuant to the Insolvency Act 1986 resulting in the appointment of two administrators (the “Administrators”) and the Administrators completed a pre-packaged sale of Match Financial’s entire shareholding in DRFQ to Match Financial Holdings Limited, a newly formed entity owned by Mr. Khurshid, for nominal consideration of £102,000. The Company is consulting with UK counsel regarding this matter.

On July 25, 2025, the Company entered into Amendment No. 4 to the Star Agreement. Pursuant to the terms of Amendment No. 4, Menachem Shalom, the holder of all Class B common stock of Star, agreed that all said shares shall be converted to Class A common stock of Star. The objective of such cancellation and conversion is to eliminate the disparity between the voting rights and the economic rights of the common stock of Star.

On July 30, 2025 the Company entered into a warrant agreement with Synthetic Darwin LLC (“Darwin”), enabling the Company to acquire up to 200 million Darwin tokens, a new class of self-evolving AI network tokens developed by Darwin. Darwin is a self-training and evolving AI that can be used to test and simulate multiple scenarios in finance, healthcare and defense. This software aims to allow companies to run scenarios and find the best configuration for financial services, drugs, defense-related software and more. The Company has identified the potential in such AI software and decided to enter into this warrant agreement for Darwin tokens, which will allow the Company and the Company’s future subsidiaries to use this platform.

Between July 2, 2025 and August 11, 2025, a total of 1,333,352 of the Company’s Pre-Funded Warrants were exercised on a cashless basis, resulting in a total issuance of 1,333,333 shares of common stock during the same period.

On August 11, 2025, the Company entered into a settlement agreement with the current holder (the “Holder”) of the August 2024 Note and August 2024 Warrant. Pursuant to the terms of the settlement agreement, the Holder agreed to waive all events of default in relation to the August 2024 Note. Additionally, the Holder agreed to convert the August 2024 Note into 243,155 shares of common stock based on the post-reverse stock split conversion price of $2.50 per share. In consideration of such waiver and conversion, the Company agreed to issue to the Holder a pre-funded warrant to purchase 1,702,088 shares of the Company’s common stock. Furthermore, on August 11, 2025, the Company agreed to exchange the August 2024 Warrant for a new warrant (the “Exchange Warrant”) in form and substance similar to the August 2024 Warrant, provided that such Exchange Warrant permitted the Holder to exercise such Exchange Warrant on a cashless basis. The Holder then exercised the Exchange Warrant on a cashless basis, resulting in an issuance of 123,860 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are statements in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the transition period from September 30, 2024 to December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2025, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	the availability and adequacy of capital to support and grow our business;

●	economic, competitive, business and other conditions in our local and regional markets;

●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in our industry;

●	the availability of additional capital to support development;

●	the retention and availability of key personnel;

●	our ability to successfully implement our business plan; and

●	other factors discussed elsewhere in this quarterly report.

We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

As used in this Quarterly Report and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our,” refer to Nukkleus Inc. and its consolidated subsidiaries.

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

In December 2024, we entered into a Securities Purchase Agreement and Call Option (the “Star Agreement”) with Star 26 Capital Inc. (“Star”), the shareholders of Star (“Star Equity Holders”) and an officer of Nukkleus, acting in his capacity as the representative of the Star Equity Holders, to acquire a controlling 51% interest in Star, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products. On February 11, 2025, the Company, Star and the Star Equity Holders, entered into an Amendment No. 1 to the Star Agreement (the “Amendment”) providing that the consideration to be invested by the Company into Star shall be increased. Mr. Shalom, who is the Chief Executive Officer and a director of the Company, is a controlling shareholder, Chief Executive Officer and a director of Star. Pursuant to the Star Agreement, the Company at closing will acquire 51% of the issued and outstanding capital of Star in consideration of (i) $15,000,000 in a combination of cash in the minimum amount of $5,000,000 and a promissory note for the remaining balance maturing in 12 months following the closing (the “Investment Note”), (ii) the Company issuing the Seller 2,385,170 shares of common stock of the Company and (iii) the Company issuing Star a five-year warrant to purchase an aggregate of 6,907,859 shares of the Company’s common stock for an exercise price of $1.50 per share. The Star Equity Holders granted the Company an option (the “Option”) to purchase the balance of their equity in Star (49%) for an aggregate of $16,084,250 (the “Option Exercise Price”) in consideration for the issuance to the Star Equity Holders five-year warrants to purchase an aggregate of 720,000 shares of the Company’s common stock for an exercise price of $1.50 per share. The Option Exercise Price to be paid by the Company to the Star Equity Holders will consist of $3,000,000 in cash, a promissory note in the principal amount of $3,000,000, which shall accrue interest at the rate of 8% and be due and payable six (6) months after the issuance thereof, 2,385,170 shares of common stock of the Company and a five-year warrant to purchase 5,109,789 shares of the Company’s common stock for an exercise price of $1.50 per share. On May 13, 2025, the parties entered into Amendment No. 2 increasing the amount that the Company will lend to Star prior to the closing date from $1,800,000 to $3,000,000 and removing the closing condition that a fairness opinion be delivered at closing. Star also executed a promissory note memorializing the previous $2,000,000 funded by the Company as well as future advances to be provided to Star up to a total of $3,000,000.

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

Recent Developments

Amendments to Star Agreement

On June 15, 2025, the parties entered into Amendment No. 3 to the Star Agreement whereby they clarified that if the Company fails to make all payments by the agreed time or if the Star Agreement is terminated as a result of the Company failing to perform or observe the covenants or agreements of the Company or if Company fails to maintain its listing on Nasdaq, Star shall be entitled to a payment from the Company in the amount of $3,000,000.

On July 25, 2025, the Company entered into Amendment No. 4 to the Star Agreement. Pursuant to the terms of Amendment No. 4, Menachem Shalom, the holder of all Class B common stock of Star, agreed that all said shares shall be converted to Class A common stock of Star. The objective of such cancellation and conversion is to eliminate the disparity between the voting rights and the economic rights of the common stock of Star.

Darwin Labs Warrants

On July 30, 2025 the Company entered into a warrant agreement with Synthetic Darwin LLC (“Darwin”), enabling the Company to acquire up to 200 million Darwin tokens, a new class of self-evolving AI network tokens developed by Darwin. Darwin is a self-training and evolving AI that can be used to test and simulate multiple scenarios in finance, healthcare and defense. This software aims to allow companies to run scenarios and find the best configuration for financial services, drugs, defense-related software and more. The Company has identified the potential in such AI software and decided to enter into this warrant agreement for Darwin tokens, which will allow the Company and the Company’s future subsidiaries to use this platform.

Components of Results of Operations

Operating expenses consist of professional fees, compensation and related benefits, and other general and administrative expenses.

Professional fees consists of professional services, such as audit fees, legal service fees, advisory fees, and consulting fees.

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

Because these components fluctuate with market conditions, other (expense) income, net can vary widely between periods.

Results of Operations

	Three Months Ending June 30,		Changes in
	2025	2024	Amount	Percentage
Operating expenses:
Professional fees	$737,937	$881,947	$(144,010)	(16.3)%
Compensation and benefits	71,490	25,000	46,490	186.0%
Other general and administrative	238,873	122,426	116,447	95.1%
Impairment loss	-	-	-	-
Total operating expenses	1,048,300	1,029,373	18,927	1.8%
Other (expense) income, net
Interest expense	(207,049)	(39,707)	(167,342)	421.4%
Interest expense – related parties	(16,920)	(12,703)	(4,217)	33.2%
Loss on settlement of vendor obligations	-	(176,399)	176,399	(100.0)%
Penalty – late registration	(800,000)	-	(800,000)	100.0%
Change in fair value – convertible note embedded derivative	20,377	—	20,377	100.0%
Change in fair value – stock purchase warrant liabilities	5,127,524	—	5,127,524	100.0%
Unrealized gain (loss)	3,575	-	3,575	100.0%
Realized gain (loss)	142,480	-	142,480	100.0%
Other income (expense)	14,854	(14)	14,868	(106,200.0)%
Total other (expense) income, net	4,284,841	(228,823)	4,513,664	(1,972.6)%
Net income (loss) from continuing operations	3,236,541	$(1,258,196)	4,494,737	(357.2)%
Net loss from discontinued operations	(217,952)	(358,045)	140,093	(39.1)%
Net income (loss)	$3,018,589	$(1,616,241)	$4,634,830	(286.8)%

	Six Months Ending June 30,		Changes in
	2025	2024	Amount	Percentage
Operating expenses:
Professional fees	$1,692,079	$2,713,694	$(1,021,615)	(37.6)%
Compensation and benefits	135,000	55,000	80,000	145.5%
Other general and administrative	728,328	345,855	382,473	110.6%
Impairment loss	-	-	-	-
Total operating expenses	2,555,407	3,114,549	(559,142)	(18.0)%
Other (expense) income, net
Interest expense	(371,625)	(39,707)	(331,918)	835.9%
Interest expense – related parties	(50,761)	(22,728)	(28,033)	33.2%
Loss on settlement of vendor obligations	-	(176,399)	176,399	(100.0)%
Penalty – late registration	(800,000)	-	(800,000)	100.0%
Change in fair value – convertible note embedded derivative	587,790	—	587,790	100.0%
Change in fair value – stock purchase warrant liabilities	109,405,811	—	109,405,811	100.0%
Unrealized gain (loss)	3,575	-	3,575	100.0%
Realized gain (loss)	142,480	-	142,480	100.0%
Other income (expense)	15,572	(14)	15,586	(111,328.6)%
Total other (expense) income, net	108,932,842	(238,848)	109,171,690	(45,707.6)%
Net income (loss) from continuing operations	106,377,435	$(3,353,397)	109,730,832	(3,272.2)%
Net loss from discontinued operations	(400,707)	(692,261)	291,554	(42.1)%
Net income (loss)	$105,976,728	$(4,045,658)	$110,022,386	(2,719.5)%

Comparison For the Three and Six Months Ended June 30, 2025 Versus the Three and Six Months Ended June 30, 2024

Revenue

We had no revenue from continuing operations during the three and six months ended June 30, 2025 and 2024, due to the discontinuation of subsidiary DRFQ’s operations since DRFQ has been classified as held-for-sale. We expect to report revenue upon the closing of the Star acquisition, which we expect to be complete by and near the end of the third quarter of this year. At this time, the Company does not expect to generate revenue from other sources prior to the closing of the Star acquisition.

Operating Expenses

Professional fees

For the three months ended June 30, 2025, professional fees decreased by approximately $144,000, or 16.3%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, professional fees decreased by approximately $1,022,000, or 37.6%. This decrease was primarily attributable to a decrease in advisory service fees of $965,500 and consulting fees of approximately $310,000, offset by an increase in legal fees of approximately $123,000 and audit fees of approximately $131,000. This net decrease in professional fees is mainly attributable to the one-time costs incurred in early 2024 in relation to the business combination. We expect that our professional fees will remain consistent in the near future with a possible marginal increase between now and the closing of the Star acquisition. Subsequent to the closing of the Star acquisition, we expect professional fees to decrease slightly as we anticipate the frequency of one-time costs of professional fees to come down.

Compensation and related benefits

For the three months ended June 30, 2025, our compensation and related benefits increased by approximately $46,000, or 186.0%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, our compensation and related benefits increased by approximately $80,000, or 145.5%, as compared to the six months ended June 30, 2024. We expect that our compensation and related benefits will increase in the near future if the pending acquisition of Star completes during fiscal year 2025, as the Company expects to employ several individuals immediately following the closing of the acquisition. Our compensation and related benefits have been significantly lower than our professional fees due to the engagement of several professionals working for the Company on a consulting basis.

Other general and administrative expenses

For the three months ended June 30, 2025, total other general and administrative expenses increased by approximately $116,000, or 95.1%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, total other general and administrative expenses increased by approximately $382,000, or 110.6%, as compared to the six months ended June 30, 2024. The increase was mainly attributable to additional costs associated with operating as a public company, including an increase in D&O insurance of approximately $168,000, marketing fees of approximately $110,000, rent expenses of approximately $73,000 attributable to new offices established in Israel and New York, entertainment and travel of approximately $89,000 attributable to the travel by our CEO and other business expenses of approximately $93,000, offset by a decrease in filing fees of approximately $150,000. We expect that other general and administrative expenses will continue to increase in the near future if the pending acquisition of Star completes during fiscal year 2025, as the Company expects to incur higher costs such as insurance, rent, advertising, and travel expenses.

Other Income (Expense)

For the three months ended June 30, 2025, other income (expense), net, increased approximately $4,514,000, or 1,972.6%, as compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, other income (expense), net, increased approximately $109,172,000, or 45,707.6%, as compared to the six months ended June 30, 2024. The increase was attributable to, an increase in gain from change in fair value – stock purchase warrant liabilities of approximately $109,406,000, a gain from change in fair value – convertible note embedded derivative of approximately $588,000, realized and unrealized gains of approximately $146,000, and a decrease in loss on debt settlement of approximately $176,000, offset by an increase in penalties – late registration, payable to the investor in connection with the December 2024 Private Placement, of $800,000, interest expense due to amortization of debt discounts of approximately $279,000, and interest expense on debt of approximately $81,000. The significant changes in fair value recognized on the Company’s stock purchase warrant liabilities are directly related to several warrants granted during fiscal year 2024. For the duration of the life of these warrants, the Company expects to continue to recognize significant gains or losses heavily driven by any changes in the Company’s stock price at each quarterly and annual report date.

Discontinued Operations

Net loss from discontinued operations was estimated to be $217,952 for the three months ended June 30, 2025 compared to $358,045 for the three months ended June 30, 2024. Net loss from discontinued operations was estimated to be $400,707 for the six months ended June 30, 2025 compared to $692,261 for the six months ended June 30, 2024. These decreases were due to a decrease in net loss from the operations of the Company’s wholly owed subsidiary DRFQ, which is the sole driver of the Company’s former financial services segment. The Company expects to recognize a deconsolidation of DRFQ in the third quarter due to the sale of this subsidiary, which will cease discontinued operations of the Company.

Liquidity and Capital Resources

We generated a pre-tax net income from continuing operations of $106,377,435 for the six months ended June 30, 2025 and incurred a pre-tax net loss from continuing operations of $3,353,397 for the six months ended June 30, 2024, and have an accumulated deficit of $95,099,015 as of June 30, 2025 and $201,075,743 at December 31, 2024. As of June 30, 2025, we had a working capital deficit of $53,463,528, including $1,519,647 of cash. The pre-tax net income from continuing operations of approximately $106,000,000 for the six months ended June 30, 2025 is primarily due to the applicable accounting treatment used to recognize gains from changes in fair value of liability-classified warrants which does not impact our cash position. During the six months ended June 30, 2025 the most significant use of the Company’s cash was for the purpose of advance cash payments to Star of $1,500,000 pursuant to the amended terms of the Star transaction. The Company intends to make an additional final advance payment of $500,000 subsequent to June 30, 2025.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. However, we expect to generate revenue beginning immediately after the closing of the Star acquisition, which we expect to be completed near the end of the third quarter of 2025. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

Cash Flows

The following summarizes the key components of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(2,693,898)	$(1,820,714)
Net cash used in investing activities	(1,514,847)	-
Net cash provided by (used in) financing activities	(878,000)	1,505,456
Effect of exchange rate on cash	102,697	(9,580)
Net change in cash	$(4,984,048)	$(324,838)

Operating activities

Net cash flow used in operating activities for the six months ended June 30, 2025 was approximately $2,694,000, which primarily reflected our consolidated net income of approximately $105,977,000, adjusted for changes in working capital accounts and certain non-cash income (expenses) of approximately $109,492,000 (including the change in fair value of our liability-classified stock purchase warrants and derivative liabilities of approximately $109,994,000, offset by amortization of debt discount of approximately $322,000, stock-based compensation of approximately $178,000, and depreciation expense of approximately $1,500).

Net cash flow used in operating activities for the six months ended June 30, 2024 was $1,821,000, which primarily reflected our consolidated net loss of approximately $4,046,000, adjusted for changes in working capital accounts and certain non-cash expense of approximately $362,000 (including loss on settlement of vendor obligations of approximately $176,000, stock-based compensation of approximately $149,000, and amortization of debt discount of approximately $36,000).

Investing activities

Net cash flow used in investing activities was approximately $1,515,000 for the six months ended June 30, 2025, which consisted of an additional advance payment to Star of $1,500,000 in connection with the plan acquisition of Star, and a purchase of computer equipment of approximately $15,000.

There were no cash flows provided by investing activities for the six months ended June 30, 2024.

Financing activities

Net cash flow used in financing activities was approximately $878,000 for the six months ended June 30, 2025, which consisted of a repayment of note payable of $78,000 and payments of penalty – late registration of $800,000.

Net cash flow provided by financing activities was approximately $1,505,000 for the six months ended June 30, 2024, which consisted of proceeds from loan payable – related parties of approximately $545,000, proceeds from issuance of convertible debt, net of issuance costs of approximately $300,000, proceeds from issuance of note payable of approximately $78,000, and cash provided by financing activities from discontinued operations of approximately $583,000.

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

Discontinued Operations

As discussed in Note 4 to the unaudited financial statements in this Quarterly Report on Form 10-Q, the Company was unable to obtain complete financial information from a subsidiary for the three months ended June 30, 2025. Consequently, management relied on historical trends and partial records to estimate the operating results of the discontinued operations for the three months ended June 30, 2025.

The inability to verify actual results introduces a level of uncertainty into the reported net loss from discontinued operations. Management continues to monitor the situation and may adjust its estimates in future filings should additional information become available.

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

We use the Monte Carlo simulation model for our liability-classified stock purchase warrants in order to incorporate other subjective assumptions based on the terms of the specific stock purchase warrant agreements or the related host contract. For our liability-classified stock purchase warrants as of June 30, 2025, we included the probability of a fundamental event, as defined in the relevant agreements, occurring in our assumptions.

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

If an adverse 10% foreign currency exchange rate change was applied to the largest foreign currency exposure (e.g. British Pound) or to all foreign currency exposures in aggregate, of monetary assets, liabilities, and commitments denominated in currencies other than its functional currency as of June 30, 2025 and December 31, 2024, it would not have a material impact on our financial results.

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

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. See the consolidated statements of comprehensive income (loss) in Part II, Item 8 of this Quarterly Report on Form 10-Q for translation adjustments for the three and six months ended June 30, 2025 and 2024, a 10% increase or decrease in foreign currency exchange rates used in translating the financial statements of subsidiaries with functional currencies other than our reporting currency would not have a material impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

Our management conducted an evaluation, with the participation of its Chief Executive Officer, who is also its Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, because of material weaknesses in internal control over financial reporting as of June, 2025, as described below.

Plan of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Following the identification and communication of the material weakness described above, management commenced remediation actions relating to this material weakness beginning in the fourth quarter of fiscal year 2024, as follows:

●	We are utilizing the services of external consultants for non-routine and/or technical accounting issues as they arise.

●	We are expanding and improving our review process for complex accounting transactions. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

●	We are implementing enhancements and process improvements, including the design and implementation of well-defined controls and related control attributes.

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

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-KT for the period ended December 31, 2024 as filed with the SEC on May 8, 2025, as amended July 9, 2025 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On April 4, 2025, the Company entered into a settlement agreement with a former consultant of the Company. Pursuant to the terms of the settlement agreement, the Company issued 12,500 shares of common stock to the consultant.

On May 13, 2025, a consultant submitted a cashless exercise of 100,000 options granted in November 2024, which resulted in an issuance of 84,276 shares of common stock.

During the three months ended June 30, 2025, YA II PN, LTD. converted all principal and accrued interest on the $500,000 note issued December 3, 2024 for 260,300 shares of common stock.

The above issuance[s] did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

On November 8, 2024, the Company, Jamal Khurshid and Match Financial Limited (“Match Financial”), a wholly-owned subsidiary of the Company entered a settlement agreement. This agreement contemplated the sale of Match Financial’s shares in Digital RFQ Limited (“DRFQ”) to Mr. Khurshid subject to the Company obtaining shareholder approval.

Match Financial, incorporated on March 6, 2019, operates as a holding company and is the sole shareholder of DRFQ, an FCA-registered electronic money directive agent specializing in cross-border digital payments utilizing blockchain technology. The Company acquired Match Financial in 2021 as part of its strategy to expand in the financial technology and cryptocurrency sectors. Match Financial holds minimal assets beyond its investment in DRFQ.

On August 5, 2025, the Company was notified that on July 29, 2025, Match Financial was placed into administration in the United Kingdom pursuant to the Insolvency Act 1986 resulting in the appointment of two administrators (the “Administrators”). The administration was initiated by the sole director of Match Financial, Jamal Khurshid. According to the notice sent to the Company, on July 29, 2025, the Administrators completed a pre-packaged sale of Match Financial’s entire shareholding in DRFQ to Match Financial Holdings Limited, a newly formed entity owned by Mr. Khurshid, for nominal consideration of £102,000. The transaction results in the divestiture of DRFQ.

The Company does not expect the administration of Match Financial to have a material adverse impact on its consolidated financial position or operations, as Match Financial contributed negligible revenue and assets to the Company.

The Company continues to pursue its defense business related initiatives. The Company is presently seeking shareholder approval of the Securities Purchase Agreement and Call Option (the “Star Agreement”) with Star 26 Capital Inc. (“Star”) initially entered in December 2024 with the shareholders of Star (“Star Equity Holders”) and an officer of the Company, acting in his capacity as the representative of the Star Equity Holders, to acquire a controlling 51% interest in Star, a Nevada Corporation, owning 100% or Rimon, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products.

On August 11, 2025, the Company entered into a settlement agreement with the current holder (the “Holder”) of the August 2024 Note and August 2024 Warrant. Pursuant to the terms of the settlement agreement, the Holder agreed to waive all events of default in relation to the August 2024 Note. Additionally, the Holder agreed to convert the August 2024 Note into 243,155 shares of common stock based on the post-reverse stock split conversion price of $2.50 per share. In consideration of such waiver and conversion, the Company agreed to issue to the Holder a pre-funded warrant to purchase 1,702,088 shares of the Company’s common stock. Furthermore, on August 11, 2025, the Company agreed to exchange the August 2024 Warrant for a new warrant (the “Exchange Warrant”) in form and substance similar to the August 2024 Warrant, provided that such Exchange Warrant permitted the Holder to exercise such Exchange Warrant on a cashless basis. The Holder then exercised the Exchange Warrant on a cashless basis, resulting in an issuance of 123,860 shares of the Company’s common stock.

Item 6. Exhibits

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Incorporated by Reference
Exhibit	Description	Schedule/ Form	Exhibits	Filing Date
10.1	Form of Exchange Warrant – August 2025
10.2	Form of Pre-funded Warrant – August 2025
10.3	Settlement Agreement between Nukkleus and X ABS dated August 11, 2025
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contract or compensatory plan or arrangement.
#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUKKLEUS INC.

	By:	/s/ Menachem Shalom
Dated: August 14, 2025		Menachem Shalom
Chief Executive Officer (Principal Executive Officer), and Principal Financial and Accounting Officer and Director