Form 10-Q
period 2025-09-30
Nukkleus Inc.
filed 2025-11-14
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

646-257-4214

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 14, 2025
Common Stock, $0.0001 par value per share	16,645,766 shares

NUKKLEUS INC.

FORM 10-Q

September 30, 2025

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,611,465	$6,897,697
Digital assets	32,182	-
Note receivable - related party	4,500,000	1,000,000
Due from affiliates	243,915	-
Other current assets	730,894	107,648
Current assets from discontinued operations	-	1,089,052

TOTAL CURRENT ASSETS	13,118,456	9,094,397

NON-CURRENT ASSETS:
Right-of-use asset, operating lease	153,569	-
Fixed assets, net	15,883	-
Other assets from discontinued operations	-	14,887

TOTAL NON-CURRENT ASSETS	169,452	14,887

TOTAL ASSETS	$13,287,908	$9,109,284

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$87,420	$69,600
Operating lease liability, current portion	78,575	-
Convertible notes payable, net	-	706,354
Note payable, net	-	64,399
Due to affiliates	233,068	42,471
Loans payable - related parties, current	1,566,988	619,440
Interest payable - related parties, current	108,417	-
Accrued expenses and other current liabilities	816,224	1,167,315
Stock purchase warrant liabilities	40,740,193	164,770,525
Derivative liability	-	847,753
Current liabilities from discontinued operations	-	3,162,509

TOTAL CURRENT LIABILITIES	43,630,885	171,450,366

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	74,994	-
Loan payable - related parties, net of current portion	-	947,548
Interest payable - related parties, net of current portion	-	44,111
Non-current liabilities from discontinued operations	-	17,368

TOTAL NON-CURRENT LIABILITIES	74,994	1,009,027

TOTAL LIABILITIES	43,705,879	172,459,393

COMMITMENTS AND CONTINGENCIES - (Note 12)

STOCKHOLDERS’ DEFICIT:
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 200 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	-	-
Common stock ($0.0001 par value; 150,000,000 shares authorized; 11,096,264 and 4,930,531 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	1,110	493
Additional paid-in capital	81,047,703	37,759,589
Accumulated deficit	(111,464,507)	(201,075,743)
Accumulated other comprehensive (loss)	(2,277)	(34,448)

TOTAL STOCKHOLDERS’ DEFICIT	(30,417,971)	(163,350,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,287,908	$9,109,284

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Revenue - general support services - related party	$-	$-	$-	$-
Revenue - financial services	-	-	-	-
Total revenues	-	-	-	-

COSTS OF REVENUES
Cost of revenue - general support services - related party	-	-	-	-
Cost of revenue - financial services	-	-	-	-
Total costs of revenues	-	-	-	-

GROSS PROFIT (LOSS)
Gross profit - general support services - related party	-	-	-	-
Gross profit (loss) - financial services	-	-	-	-
Total gross profit (loss)			-	-

OPERATING EXPENSES:
Professional fees	4,359,640	552,845	6,051,719	3,266,539
Compensation and related benefits	230,988	53,333	365,988	108,333
Other general and administrative	180,947	191,291	909,275	537,146
Impairment loss	-	391,217	-	391,217

Total operating expenses	4,771,575	1,188,686	7,326,982	4,303,235

LOSS FROM OPERATIONS	(4,771,575)	(1,188,686)	(7,326,982)	(4,303,235)

OTHER (EXPENSE) INCOME:
Interest expense	(36,346)	(303,626)	(407,971)	(343,333)
Interest expense - related parties	(13,545)	(15,521)	(64,306)	(38,249)
Loss on settlement of vendor obligations	-	(112,436)	-	(288,835)
Gain on settlement of vendor obligations	-	211,200	-	211,200
Gain on settlement of due to affiliates	-	192,069	-	192,069
Loss on debt extinguishment	(7,484,152)	-	(7,484,152)	-
Penalty - late registration	-	-	(800,000)	-
Change in fair value - convertible note embedded derivative	-	-	587,790	-
Change in fair value - stock purchase warrant liabilities	13,963,884	-	123,369,695	-
Change in fair value – digital assets	(967,818)	-	(967,818)	-
Gain on deconsolidation	2,491,485	-	2,491,485	-
Day one loss on private placement	(19,605,956)	-	(19,605,956)	-
Other income (expense)	118,795	14	280,422	-

Total other income (expense), net	(11,533,653)	(28,300)	97,399,189	(267,148)

INCOME (LOSS) BEFORE INCOME TAXES	(16,305,228)	(1,216,986)	90,072,207	(4,570,383)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(16,305,228)	(1,216,986)	90,072,207	(4,570,383)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(60,264)	5,672,219	(460,971)	4,979,958

NET INCOME (LOSS)	$(16,365,492)	$4,455,233	$89,611,236	$409,575

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$(16,365,492)	$4,455,233	$89,611,236	$409,575
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	214,149	(134,503)	32,171	(113,529)
COMPREHENSIVE INCOME (LOSS)	$(16,151,343)	$4,320,730	$89,643,407	$296,046

NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations, basic	(2.01)	(0.60)	14.74	$(2.45)
Discontinued operations, basic	(0.01)	2.78	(0.08)	2.67
Basic	$(2.02)	$2.18	$14.66	$0.22

Continuing operations, diluted	(2.01)	(0.60)	11.53	$(2.45)
Discontinued operations, diluted	(0.01)	2.78	(0.06)	2.67)
Diluted	$(2.02)	$2.18	$11.47	$0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,124,786	2,043,928	6,111,279	1,864,566
Diluted	8,124,786	2,043,928	7,813,592	1,864,566

The accompanying notes to consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2025
(Unaudited)

	Series A						Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance as of December 31, 2024	-	$-	4,930,531	$493	37,759,589	(201,075,743)	(34,448)	(163,350,109)

Issuance of common stock from exercise of pre-funded warrants	-	-	83,332	8	3,055,806	-	-	3,055,814

Stock-based compensation	-	-	-	-	177,905	-	-	177,905

Net income for the three months ending March 31, 2025	-	-	-	-	-	102,958,139	-	102,958,139

Foreign currency translation adjustment	-	-	-	-	-	-	(58,765)	(58,765)

Balance as of March 31, 2025	-	-	5,013,863	501	40,993,300	(98,117,604)	(93,213)	(57,217,016)

Issuance of common stock in relation to settlement agreement	-	-	12,500	1	157,499	-	-	157,500

Issuance of common stock in relation to conversion of note	-	-	260,300	26	780,540	-	-	780,566

Issuance of common stock from exercise of options	-	-	84,276	9	(9)	-	-	-

Net income for the three months ending June 30, 2025	-	-	-	-	-	3,018,589	-	3,018,589

Foreign currency translation adjustment	-	-	-	-	-	-	(123,213)	(123,213)

Balance as of June 30, 2025	-	-	5,370,939	537	41,931,330	(95,099,015)	(216,426)	(53,383,574)

Issuance of common stock from exercise of warrants	-	-	5,023,026	502	28,882,963	-	-	28,883,465

Issuance of common stock in relation to conversion of note	-	-	243,155	24	1,011,500	-	-	1,011,524

Issuance of common stock from exercise of options	-	-	1,434	1	-	-	-	1

Issuance of common stock for services performed	-	-	310,000	31	1,143,869	-	-	1,143,900

Issuance of common stock in exchange for digital assets	-	-	147,710	15	999,860	-	-	999,875

Issuance of preferred stock in relation to private placement	200	-	-	-	-	-	-	-

Issuance of equity-classified warrants	-	-	-	-	7,080,516	-	-	7,080,516

Adjustments in relation to deconsolidation of subsidiary	-	-	-	-	(2,335)	-	213,716	211,381

Net loss for the three months ending September 30, 2025	-	-	-	-	-	(16,365,492)		(16,365,492)

Foreign currency translation adjustment	-	-	-	-	-	-	433	433

Balance as of September 30, 2025	200	-	11,096,264	1,110	81,047,703	(111,464,507)	(2,277)	(30,417,971)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2024

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance as of December 31, 2023	-	$-	1,737,464	$174	30,781,934	(40,697,339)	(31,354)	(9,946,585)

Stock-based compensation	-	-	-	-	74,668	-	-	74,668

Issuance of common stock as compensation for services	-	-	25,338	3	749,997	-	-	750,000

Net loss for the three months ending March 31, 2024	-	-	-	-	-	(2,429,417)	-	(2,429,417)

Foreign currency translation adjustment	-	-	-	-	-	-	26,582	26,582

Balance as of March 31, 2024	-	$-	1,762,802	$177	31,606,599	(43,126,756)	(4,772)	(11,524,752)

Allocated value of warrants related to issuance of convertible debt	-	-	-	-	300,000	-	-	300,000

Allocated value of warrants related to debt issuance	-	-	-	-	40,804	-	-	40,804

Issuance of common stock to settle debt	-	-	87,500	9	500,991	-	-	501,000

Stock-based compensation	-	-	-	-	74,667	-	-	74,667

Net loss for the three months ending June 30, 2024	-	-	-	-	-	(1,616,241)	-	(1,616,241)

Foreign currency translation adjustment	-	-	-	-	-	-	(5,608)	(5,608)

Balance as of June 30, 2024	-	$-	1,850,302	$186	32,523,061	(44,742,997)	(10,380)	(12,230,130)

Issuance of stock purchase warrants	-	-	-	-	176,898	-	-	176,898

Issuance of common stock to settle accrued expenses and other current liabilities	-	-	248,697	23	629,164	-	-	629,187

Stock-based compensation	-	-	-	-	5,602	-	-	5,602

Net income for the three months ending September 30, 2024	-	-	-	-	-	4,455,233	-	4,455,233

Foreign currency translation adjustment	-	-	-	-	-	-	(134,503)	(134,503)

Balance as of September 30, 2024	-	$-	2,098,999	$209	33,334,725	(40,287,764)	(144,883)	(7,097,713)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2025		2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		89,611,236	409,575
Net income (loss) from discontinued operations		(460,971)	4,979,958
Net income from continuing operations		$90,072,207	$(4,570,383)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount		322,247	315,834
Depreciation expense		2,807	-
Stock-based compensation		177,905	154,938
Gain on deconsolidation		(2,491,485)	-
Loss on extinguishment of convertible notes payable		7,484,152	-
Gain on settlement of due to affiliates		-	(192,069)
Loss on settlement of vendor obligations		-	288,835
Gain on settlement of vendor obligations		-	(211,200)
Impairment loss		-	391,217
Day one loss on private placement		19,605,956	-
Change in fair value - convertible note embedded derivative		(587,790)	-
Change in fair value - stock purchase warrant liabilities		(123,369,695)	-
Change in fair value - digital assets		967,818	-
Changes in operating assets and liabilities:
Other current assets		(623,246)	(81,181)
Due from affiliates		(243,915)	-
Accounts payable		17,820	-
Due to affiliates		190,597	-
Interest payable - related parties		64,306	38,248
Accrued liabilities and other payables		3,466,426	2,229,486

Net cash used in operating activities from continuing operations		(4,943,890)	(1,636,275)
Net cash used in operating activities from discontinued operations		(255,556)	(1,576,016)
NET CASH USED IN OPERATING ACTIVITIES		(5,199,446)	(3,212,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment		(18,690)	-
Advance to target of planned acquisition		(3,500,000)	-

Net cash (used in) provided by operating activities from continuing operations		(3,518,690)	-
Net cash (used in) provided by operating activities from discontinued operations		-	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(3,518,690)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related parties		-	730,639
Repayment of note payable		(78,000)	-
Payments of penalty - late registration		(800,000)	-
Proceeds from issuance of private placement, net of issuance costs		9,225,000	-
Proceeds from issuance of convertible debt and warrants, net of issuance costs		-	996,075
Proceeds from issuance of note payable and warrants		-	78,000

Net cash provided by financing activities from continuing operations		8,347,000	1,804,714
Net cash provided by financing activities from discontinued operations		-	582,233
NET CASH PROVIDED BY FINANCING ACTIVITIES		8,347,000	2,386,947

EFFECT OF EXCHANGE RATE ON CASH FROM CONTINUING OPERATIONS		90,398	-
EFFECT OF EXCHANGE RATE ON CASH FROM DISCONTINUED OPERATIONS		34,562	(2,617)

Net change in cash, including cash from discontinued operations		(246,176)	(827,961)

Cash, including cash from discontinued operations - beginning of period		7,857,641	863,610

Cash, including cash from discontinued operations - end of period		7,611,465	35,649

Less cash from discontinued operations		-	35,276

Cash from continuing operations, end of period		$7,611,465	$373
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest		$6,240	$18

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants exercised		$31,939,279	$-
Fair value of the stock purchase warrants issued in connection with the private placement agreement		$29,605,956	$-
Fair value of the stock purchase warrants issued in connection with joint venture agreement		$1,672,686	$-
Fair value of the derivative liability extinguished from conversion of convertible note		$259,963	$-
Fair value of common stock issued in connection with settlement agreement		$157,500	$-
Fair value of common stock issued in connection with conversion of convertible note		$520,603	$-
Fair value of common stock issued in exchange for digital assets		$1,000,000	$-
Issuance of common stock to settle accrued expenses and other current liabilities		$-	$750,000
Fair value of warrants issued		$-	$40,804
Settlement of accrued expenses and other current liabilities through issuance of common stock		$-	$324,601
Issuance of Old Nukk common stock to Brilliant vendors in exchange for receivable from Brilliant		$-	$-
Settlement of loans payable – related parties through exchange of notes receivable – related parties and accrued and unpaid interest	$		$0
Settlement of loans payable – related parties through exchange of due from affiliates	$		$0

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

In January 2024, Nukkleus Inc and its wholly owned subsidiaries ceased its general support service operations, terminating the existing customer and supplier contracts with a related party, and shifted its focus to the payment services operations. In November 2024, Nukkleus Inc. entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder and one of our subsidiaries to sell DRFQ, the subsidiary that operates the payment services operations, to the shareholder in consideration of GBP 1,000. In August 2025, the Company was notified that on July 29, 2025, Match Financial was placed into administration in the United Kingdom pursuant to the Insolvency Act 1986 resulting in the appointment of two administrators (the “Administrators”). The administration was initiated by the sole director of Match Financial. According to the notice sent to the Company, on July 29, 2025, the Administrators completed a pre-packaged sale of Match Financial’s entire shareholding in DRFQ to Match Financial Holdings Limited, a newly formed entity. The transaction results in the divestiture of DRFQ.

In December 2024, Nukkleus Inc. entered into a Securities Purchase Agreement and Call Option (the “Star Agreement”) with Star 26 Capital Inc. (“Star”), the shareholders of Star (“Star Equity Holders”) and an officer of Nukkleus, acting in his capacity as the representative of the Star Equity Holders, to acquire a controlling 51% interest in Star, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products. In September 2025, the Star Agreement was amended and restated (“Amended Star Agreement”). Pursuant to the Amended Star Agreement, Nukkleus will acquire 100% controlling interest in Star. As a result of the Settlement Agreement and subject to the closing of the acquisition of Star, Nukkleus Inc.’s business will be focused on the defense sector.

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

Effective October 24, 2024, the Company amended its amended and restated certificate of incorporation to implement a one-for-eight reverse stock split of its common stock (the “2024 Reverse Stock Split”) and increased the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000 (see Note 9).

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

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Due to the Company’s inability to access complete financial data from a subsidiary classified as discontinued operations, estimates were used to present this entity’s financial results for the period of April 1, 2025 through July 29, 2025 (see Note 4).

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of September 30, 2025, the Company had cash of approximately $7,611,000, a working capital deficit of approximately $30,512,000 and incurred cash flow used in operating activities from continuing operations of approximately $4,944,000 for the nine months ended September 30, 2025. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of expenses and ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company’s most significant estimates and judgments involve valuation of share-based compensation, valuation of equity-classified stock purchase warrants, valuation of liability-classified stock purchase warrants, valuation of derivative liability, classification of gains and losses on settlement of related party liabilities, the useful lives of long-lived assets, assumptions used in assessing impairment of long-lived assets, valuation of deferred tax assets and the associated valuation allowances, and estimates of financial results for a subsidiary classified as discontinued operations. For the period beginning April 1, 2025 and ending July 29, 2025, the Company used estimates to report the financial results of this subsidiary.

Segment reporting: ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses operating results as the primary measure to manage the business. As a result of transactions entered into during the three months ended December 31, 2024 (see Note 4), the CODM determined it has one operating segment as of September 30, 2025. Accordingly, the Company has recast the presentation of its reportable segments for the periods presented in these consolidated financial statements. The CODM assesses performance on consolidated operating expenses as the CODM is focused on managing cash flow until a pending acquisition (see Note 13) is completed during the fourth quarter of fiscal year 2025.

Cash and cash equivalents: The Company considers all highly liquid instruments with a maturity date of three months or less at the time of purchase and money market accounts to be cash equivalents. The Company had cash equivalents of approximately $5,307,000 and $0 at September 30, 2025 and December 31, 2024, respectively.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of liability-classified stock purchase warrants and liability-classified derivative financial instruments (see Note 11).

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

Due from affiliates and notes receivable – related parties, net: Due from affiliates and notes receivable – related parties, net are contractual rights to receive cash on demand or on fixed or determinable dates and are recognized as an asset on the consolidated balance sheets. Due from affiliates consist of amounts owed from affiliates of the Company for either services provided to the affiliate or expenses paid by the Company on behalf of the affiliate (see Note 12). Notes receivable – related parties, net consist of advances made to affiliates in exchange for a promissory note from the affiliate (see Note 12).

Digital assets: The Company holds certain digital assets, which primarily consist of tokens that are recorded as intangible assets in accordance with ASC 350-60, Intangibles-Goodwill and Other (Crypto Assets). In accordance with ASU 2023-08, effective January 1, 2025, the Company elected to apply the fair value measurement option for its crypto assets.

Under this standard, digital assets are measured at fair value at each reporting date, with changes in fair value recognized in earnings as a component of other income (expense). The Company determines fair value based on quoted market prices from active exchanges as of the balance sheet date.

Digital assets are classified as either current or non-current assets based on the Company’s intent and ability to sell or hold the assets beyond one year. The Company does not account for its digital assets as securities or cash equivalents.

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

Foreign currency translation: The Company’s consolidated financial statements are presented in the reporting currency of the U.S. dollar. Functional currencies of the Company and its wholly-owned subsidiaries is the local currency used in each entities primary economic environment, some of which are different than the reporting currency. Assets and liabilities of the Company are translated into the reporting currency using the exchange rate in effect at the balance sheet dates. Equity transactions are translated using the historical exchange rate in effect on the date of the transaction, except for the change in accumulated deficit during the year, which is the results of the operations translation process. Results of operations and cash flows are translated using the weighted average exchange rates in effect during the period. As a result, amounts relating to the assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the accompanying consolidated balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into the reporting currency are recorded as a component of comprehensive income (loss). The unrealized foreign currency exchange gain (loss) for the three and nine months ended September 30, 2025 and 2024 is included as a component of other comprehensive income (loss) on the accompanying consolidated statements of operations and comprehensive loss.

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

Comprehensive loss: Comprehensive loss is comprised of net loss and all changes to the statements of equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three and nine months ended September 30, 2025 and 2024 consisted of net loss and unrealized loss from foreign currency translation adjustment.

Net loss per share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, excluding the effects of any potential dilutive securities. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Earnings per share excludes all potential dilutive shares of common shares if their effect is anti-dilutive.

For the three and nine months ended September 30, 2025 and 2024, potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock options and warrants (using the treasury stock method) and the conversion of convertible notes payable. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.

The following table summarizes the potentially dilutive securities excluded from the computation of diluted shares outstanding because the effect of including these potential shares was anti-dilutive:

	Nine Months Ended September 30,
	2025	2024
Options to purchase common stock	4,823	15,538
Convertible notes payable that convert into common stock	—	—
Stock purchase warrants to acquire common stock	4,780,449	987,625
Total potentially dilutive securities	4,785,272	1,003,163

Recently issued accounting pronouncements, adopted

ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to assess segment performance. ASC 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim reporting periods starting after December 15, 2024, and is to be applied retrospectively. The Company adopted ASU 2023-07 for the nine months ended September 30, 2025 and its adoption did not have a material impact on the consolidated financial statements.

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

ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), requires public companies to disaggregate key expense categories, such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insight into company performance. ASU 2024-03 was originally effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted.

ASU 2025-01, Income Statement – Expense Disaggregation Disclosures – Clarifying the Effective Date (“ASU 2025-01”), clarifies the effective date of ASU 2024-03. This amendment states that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2025-03, Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE) (“ASU 2025-03”), updates accounting standards for business combinations (ASC 805) on identifying the accounting acquirer in a business combination when the legal acquiree is a VIE and the transaction is effected primarily by the exchange of equity interests. This new guidance requires an entity to consider the factors in ASC 805-10-55-12 through 55-15 in such cases, thereby enhancing comparability between business combinations involving VIEs and voting-interest entities. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-profit Entities (PCC) (“ASU 2025-05”), updates accounting standards for revenue from contracts with customers (ASC 606). ASU 2025-05 permits an entity to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset when estimated expected credit losses, and an accounting policy election to consider subsequent cash-collection activity after the balance sheet date. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

NOTE 4 – DISCONTINUED OPERATIONS AND DECONSOLIDATION

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

Disposition of a Subsidiary: On November 8, 2024, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a shareholder of the Company and a subsidiary of the Company to sell the subsidiary to the shareholder or his nominee subject to the Company obtaining shareholder approval. As required by the Settlement Agreement, a Share Purchase Agreement was entered into between the same parties dated December 23, 2024 providing that the Company, subject to it obtaining shareholder approval, will sell the subsidiary to the officer of the Company in consideration of GBP 1,000. On August 5, 2025, the Company was notified that on July 29, 2025, Match Financial, the subsidiary’s direct parent, was placed into administration in the United Kingdom pursuant to the Insolvency Act 1986 resulting in the appointment of two administrators (the “Administrators”). The administration was initiated by the shareholder. According to the notice sent to the Company, on July 29, 2025, the Administrators completed a pre-packaged sale of Match Financial’s entire shareholding of the subsidiary to a newly formed entity owned by Mr. Khurshid. The transaction results in the divestiture of the subsidiary effective as of July 29, 2025.

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

During the preparation of the consolidated financial statements for the quarter ended June 30, 2025, management was unable to obtain complete financial data from the subsidiary due to the subsidiary’s personnel being uncooperative, not providing the information needed and loss of direct access to the subsidiary’s systems. As a result, the financial results of the discontinued operations for the period beginning April 1, 2025 and ending July 29, 2025 are based on reasonable estimates derived from historical operating trends and partial information available to the Company. Management believes the estimates used are reasonable under the circumstances. Furthermore, as a result of the sale of the subsidiary completed during the administration, the Company deconsolidated the subsidiary as of July 29, 2025. Therefore, the Company reported no assets or liabilities of the subsidiary as of September 30, 2025 and recognized a net gain on deconsolidation of approximately $2,491,000, which has been reflected as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss.

Summary Reconciliation of Discontinued Operations

The following tables present the balance sheets and the results of operations of the Company classified as discontinued operations for the periods presented:

NUKKLEUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$148,679
Customer custodial funds	-	811,265
Customer digital currency assets	-	22,930
Digital assets	-	550
Due from affiliates	-	50,768
Other current assets	-	54,860

TOTAL CURRENT ASSETS	-	1,089,052

NON-CURRENT ASSETS:
Intangible assets, net	-	14,887

TOTAL NON-CURRENT ASSETS	-	14,887

TOTAL ASSETS	$-	$1,103,939

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$504,249
Customer custodial cash liabilities	-	972,941
Customer digital currency liabilities	-	10,514
Due to affiliates	-	479,608
Loans payable - related parties, current	-	682,875
Interest payable - related parties, current	-	203,755
Accrued expenses and other current liabilities	-	308,567

TOTAL CURRENT LIABILITIES	-	3,162,509

NON-CURRENT LIABILITIES:
Loan payable - related parties, net of current portion	-	17,368

TOTAL NON-CURRENT LIABILITIES	-	17,368

TOTAL LIABILITIES	-	3,179,877

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NUKKLEUS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Revenue - financial services	83,309	226,960	568,860	661,931
Total revenues	83,309	226,960	568,860	661,931

COSTS OF REVENUES
Cost of revenue - financial services	16,371	15,558	95,929	128,492
Total costs of revenues	16,371	15,558	95,929	128,492

GROSS PROFIT (LOSS)
Gross profit (loss) - financial services	66,938	211,402	472,931	533,439
Total gross profit (loss)	66,938	211,402	472,931	533,439

OPERATING EXPENSES:
Advertising	2,260	113	9,950	23,036
Professional fees	36,480	165,950	273,835	599,978
Compensation and related benefits	42,327	157,419	331,057	591,856
Amortization of intangible assets	1,030	3,445	7,727	10,360
Other general and administrative	20,343	114,559	169,187	235,241

Total operating expenses	102,440	441,486	791,756	1,460,471

LOSS FROM OPERATIONS	(35,502)	(230,084)	(318,825)	(927,032)

OTHER (EXPENSE) INCOME:
Interest expense - related parties	(23,318)	(149,523)	(189,664)	(161,029)
Gain on termination of GSS GSA – related party	-	6,082,962	-	6,082,962
Other income (expense)	(1,444)	(31,136)	47,518	(14,943)

Total other income (expense), net	(24,762)	5,902,303	(142,146)	5,906,990

LOSS BEFORE INCOME TAXES	(60,264)	5,672,219	(460,971)	4,979,958

INCOME TAXES	-	-	-	-

NET LOSS FROM DISCONTINUED OPERATIONS	$(60,264)	5,672,219	(460,971)	$4,979,958

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NOTE 5 – DIGITAL ASSETS

The Company holds certain digital assets that consist of cryptocurrencies and tokens. These assets are not financial instruments, cash equivalents, or securities. The Company maintains custody of its digital assets in secured digital wallets under its sole control and does not engage in staking, lending, or other yield-generating activities.

At the time of initial acquisition in July 2025, the Company exercised a warrant to acquire 50 million DARWIN tokens for a total exercise price of $1,000,000, representing the cost basis of the Company’s digital asset holdings. These DARWIN tokens are the sole holding of digital assets for the Company as of September 30, 2025.

The fair value of the DARWIN tokens as of September 30, 2025, based on their quoted market price of $0.0006436 per token, was $32,182, resulting in a loss from change in fair value of $967,818 for the three and nine months ended September 30, 2025, which has been included as a component of other income (loss) on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

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

The 2024 Shareholder Loans bear interest of 5.0% per annum and each individual loan will be due and payable three years from the date of issuance. As of September 30, 2025, the outstanding principal balance and accrued and unpaid interest of the Shareholder 2024 Loans was $1,353,639 and $108,417, respectively.

In July 2024, a shareholder of the Company made payments on the Company’s behalf to settle an obligation with an affiliate in which the shareholder has a controlling interest. The shareholder entered into an assignment of debt agreement with the affiliate whereby the affiliate assigned its right, title obligation and interest in the obligation by the Company to the shareholder (the “July 2024 Loan”). The July 2024 Loan is noninterest bearing and was due and payable at issuance. In December 2024, the Company repaid approximately $1,000,000 of the July 2024 loan. As of September 30, 2025, the outstanding principal balance of the July 2024 Loan was $213,349.

Consisting of the above-mentioned loans, the Company’s loans payable – related parties is summarized as follows:

	September 30,	December 31,
	2025	2024
Shareholder 2024 Loans	$1,353,639	$1,353,639
July 2024 Loan	1,213,349	1,213,349
	2,566,988	2,566,988
Less: repayments to date	(1,000,000)	(1,000,000)
Loans payable – related parties, current and noncurrent	$1,566,988	$1,566,988

In June 2024, as part of the terms of a note payable entered into, 30.0% of the loans payable with the shareholder of the 2024 Shareholder Loans and July 2024 Loan was due and payable on demand.

For the three and nine months ended September 30, 2025, the interest expense related to above loans payable – related parties amounted to $13,545 and $64,306, respectively, and has been reflected as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss.

For the three and nine months ended September 30, 2024, the interest expense related to above loans payable – related parties amounted to $15,521 and $38,249, respectively, and has been reflected as a component of other (expense) income on the accompanying consolidated statements of operations and comprehensive loss.

As of September 30, 2025 and December 31, 2024, the related accrued and unpaid interest for above loans was $108,417 and $44,111, respectively, which was reflected as interest payable – related parties, net of current portion on the accompanying consolidated balance sheets.

The loans payable – related parties mature as follows:

For the Period Ending:
June 30, 2024	$619,440
June 30, 2026	947,548
$1,566,988

NOTE 7 – NOTE PAYABLE, NET

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

Amortization of the debt discount and interest expense related to the April 2024 Loan amounted to $0 and $0, and $13,601 and $2,035, respectively, for the three and nine months ended September 30, 2025 and $10,201 and $1,590, and $17,002 and $2,633 respectively, for the three and nine months ended September 30, 2024, which are both included as a component of interest expense on the accompanying consolidated statements of operations and comprehensive loss.

The balance of the April 2024 Loan, net of unamortized discount, was $0 and $64,399 as of September 30, 2025 and December 31, 2024, respectively and reflected as note payable, net on the accompanying consolidated balance sheets.

NOTE 8 – CONVERTIBLE NOTES PAYABLE, NET

The Company’s convertible notes payable consisted of the following:

	September 30,	December 31,
	2025	2024
August 2024 Note	$-	$515,000
December 2024 Note	-	500,000
	-	1,015,000
Less: debt issuance costs	-	(308,646)
Convertible notes payable, net	$-	$706,354

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

In June 2025, the lender sold August 2024 Note and the August 2024 Warrant to an unaffiliated third party. In August 2025, the Company entered into a settlement agreement with the new holder (the “Holder”) of the August 2024 Note and August 2024 Warrant. Pursuant to the terms of the settlement agreement, the Holder agreed to waive all events of default in relation to the August 2024 Note. Additionally, the Holder agreed to convert the August 2024 Note into 243,155 shares of common stock based on the post-reverse stock split conversion price of $2.50 per share. In consideration of such waiver and conversion, the Company agreed to issue to the Holder a pre-funded warrant to purchase 1,702,088 shares of the Company’s common stock. Furthermore, on August 11, 2025, the Company agreed to exchange the August 2024 Warrant for a new warrant (the “Exchange Warrant”) in form and substance similar to the August 2024 Warrant, provided that such Exchange Warrant permitted the Holder to exercise such Exchange Warrant on a cashless basis. The Holder then exercised the Exchange Warrant on a cashless basis, resulting in an issuance of 123,860 shares of the Company’s common stock.

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

Embedded Derivatives – The optional redemption and event of default include an exercise contingency, which requires the Company to obtain shareholder approved for conversions subject to the Exchange Cap, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the December 2024 Note and accounted for at fair value at each reporting date. A fair value of $222,865 was determined for the embedded derivative liabilities using a Monte Carlo Simulation model. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 11).

During the three months ended June 30, 2025, the lender exercised conversion of the December 2024 Note and 260,300 shares of common stock were issued to the lender.

For the three and nine months ended September 30, 2025, amortization of debt discount and interest expense related to convertible promissory notes amounted to $0 and $36,337, and $308,646 and $83,613, respectively, which are both included as a component of interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

Preferred Stock: The Company is authorized to issue 15,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of September 30, 2025 and December 31, 2024, there were 200 and 0 shares of preferred stock issued and outstanding, respectively.

Common stock: The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.0001 per shares, of which 11,096,264 and 4,930,531 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. The following shares of common stock are reserved for future issuance:

Stock options issued and outstanding	4,823
Stock purchase warrants	6,497,072
6,501,895

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

In February 2025, the investor sold 83,333 and 125,000 units of the Pre-funded Warrant and Private Placement Warrant, respectively, to a third party. In February 2025, the third party submitted a cashless exercise of their 83,333 units in relation to the Pre-Funded Warrant, which resulted in an issuance of 83,332 shares of common stock. During the three months ended September 30, 2025, the remaining 1,353,333 Pre-funded Warrant units and the 2,499,999 Private Placement Warrant units were exercised on a cashless basis, resulting in the issuance of 4,899,166 total shares of common stock.

In April 2025, the Company issued 12,500 shares of common stock in connection with a settlement agreement with a former consultant.

In May 2025, the Company issued 84,276 shares of common stock to a consultant in connection with a cashless exercise of an option.

In May and June 2025, the Company issued a total of 260,300 shares of common stock to a lender in connection with the full conversion of the December 2024 Note (see Note 8).

In July 2025, the Company issued 1,434 shares of common stock to a former officer and director of the Company in connection with a cashless exercise of an option.

In August 2025, the Company issued 123,860 and 243,155 shares of common stock in connection with the cashless exercise of the August 2024 Warrant and the conversion of the August 2024 Note, respectively (see Note 8).

In September 2025, the Company issued 310,000 shares of common stock in connection with a new joint venture agreement.

During the nine months ending September 30, 2024, the Company issued a total of 361,531 shares of common stock to settle obligations to vendors.

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

Stock Purchase Warrants: In connection with certain note payable agreements (see Note 7) certain convertible notes payable (see Note 8), and private placement transactions (see Note 9) the Company issued stock purchase warrants to certain lenders and investors that permit the lender or investor to acquire a fixed amount of shares of the Company’s common stock at a per share price that ranges between $.0001 and $6.88 for a term that ranges between three and five years that may be exercised on a cash or cashless basis.

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

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2025:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at September 30, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public and Private Warrants	$92.00	837,625	0.42	$11.86
April 2024 Warrants	6.88	14,535	0.00	0.02
June 2024 Warrants	2.00	150,000	0.09	0.05
November 2024 Warrant	2.41	351,424	0.22	0.13
August 2025 Pre-funded Warrants	0.0001	1,702,088	1.27	0.00
August 2025 Warrant	4.40	250,000	0.19	0.17
September 2025 Private Placement Warrant	5.405	3,191,400	2.42	2.65
	$0.0001 – 92.00	6,497,072	4.62	$14.88

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2024:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at December 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public and Private Warrants	$92.00	837,625	0.61	$14.10
April 2024 Warrants	6.88	14,535	0.01	0.02
June 2024 Warrants	2.00	150,000	0.12	0.05
August 2024 Warrants	2.00	175,000	0.15	0.06
November 2024 Warrant	2.41	351,424	0.31	0.15
Pre-funded Warrants	0.0001	1,436,666	1.30	0.00
Private Placement Warrant	6.00	2,499,999	2.27	2.74
	$0.0001 – 92.00	5,465,249	4.77	$17.12

Warrant activities for the nine months ended September 30, 2025 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	5,465,249	17.12
Granted	5,143,488	3.57
Exercised	(4,111,665)	3.73
Outstanding at September 30, 2025	6,497,072	$14.88

NOTE 10 – STOCK-BASED COMPENSATION

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

2025 Equity Incentive Plan

In February 2025, the Company established the Nukkleus Inc 2025 Equity Incentive Plan (the “2025 Plan”) to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company by providing them the opportunity to acquire a proprietary interest in the Company and to align their interest and efforts to the long-term interest of the Company’s stockholders. The 2025 Plan will be administered by the Board of Directors and has 3,950,000 shares of the Company’s common stock reserved for issuance. The 2025 Plan is subject to shareholder approval at a meeting scheduled to occur during the fourth quarter of calendar year 2025.

Stock options generally vest over one to three years, with a maximum term of ten years from the date of grant. These awards become available to the recipient upon the satisfaction a vesting condition based on a period of service. Total stock options activity for the nine months ended September 30, 2025 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	104,823	$27.61
Exercised	(100,000)	-
Outstanding at September 30, 2025	4,823	550.60
Options exercisable at September 30, 2025	4,823	$550.60
Options expected to vest	—	$—

Share-based compensation expense for three and nine months ended September 30, 2025 was $0 and $177,905, respectively. Share-based compensation expense for the three and nine months ended September 30, 2024 was $5,602 and $154,937, respectively, which was recorded as professional fees on the accompanying consolidated statements of operations and comprehensive loss. There was no unrecognized share-based compensation at September 30, 2025.

NOTE 11 – FAIR VALUE MEASUREMENT

Customer digital currency assets and liabilities represent the Company’s obligation to safeguard customer digital currencies. Accordingly, the Company has valued the assets and liabilities using quoted market prices for the underlying digital currencies which is based on Level 2 inputs.

The Black-Scholes option pricing model is used to estimate fair value of liability-classified stock purchase warrants issued in connection with convertible notes (see Note 8) and the liability-classified pre-funded stock purchase warrants issued in connection with the December 2024 Private Placement (see Note 9). A Monte Carlo simulation model is used to estimate the fair value of liability-classified stock purchase warrants issued in connection with the December 2024 Private Placement and the September 2025 Private Placement (see Note 9). Both models utilize the following assumptions:

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

The Monte Carlo simulation model also incorporates management’s judgments for the occurrence or non-occurrence of certain events as well as the probability of certain scenarios impactful to the valuation of the liability-classified stock purchase warrants issued in connection with the December 2024 Private Placement and the September 2025 Private Placement.

The assumptions used for the Black-Scholes option pricing model for liability-classified stock purchase warrants are as follows:

June 2024 Warrants	September 30, 2025	November 2024 Modification
Expected term (years)	3.7 years	4.6 years
Risk-free interest rate	3.74%	4.4%
Expected volatility	110.0%	113.8%
Expected dividend yield	0.0%	0.0%

November 2024 Warrants	September 30, 2025	November 2024 Issuance
Expected term (years)	4.1 years	5.0 years
Risk-free interest rate	3.74%	4.2%
Expected volatility	110.0%	113.8%
Expected dividend yield	0.0%	0.0%

The assumptions used for the Monte Carlo simulation model for liability-classified stock purchase warrants are as follows:

August 2025 Warrants	September 30, 2025	August 2025 Issuance
Expected term (years)	4.9 years	5.0 years
Risk-free interest rate	3.73%	3.65%
Expected volatility	108.3%	110.1%
Expected dividend yield	0.0%	0.0%
Probability of a fundamental event	10.0%	10.0%

September 2025 Private Placement Warrants	September 30, 2025	September 2025 Issuance
Expected term (years)	4.9 years	5.0 years
Risk-free interest rate	3.74%	3.65%
Expected volatility	158.4%	156.9%
Expected dividend yield	0.0%	0.0%
Probability of a fundamental event	10.0%	10.0%

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2025:

	Quoted Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at September 30,
	(Level 1)	(Level 2)	(Level 3)	2025
Liabilities
June 2024 Warrant	—	—	914,583	914,583
November 2024 Warrant	—	—	2,133,949	2,133,949
August 2025 Warrant	—	—	2,210,729	2,210,729
Private Placement Warrants	—	—	35,480,932	35,480,932
Embedded derivative liability	—	—	-	-
Total liabilities	$—	$—	$40,740,193	$40,740,193

The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2025.

The following table provides a reconciliation of the warrants measured at fair value using Level 3 inputs:

	Embedded Derivative	June 2024	November 2024	Pre-funded	Common Stock	August 2025	September 2025
	Liability	Warrant	Warrant	Warrant	Warrant	Warrant	Warrant

Balance at January 1, 2025	$847,753	$5,333,794	$12,467,515	$52,682,426	$94,286,790	$-	$-
Additions	-	-	-	-	-	1,672,686	29,605,956
Subtractions	(259,963)	-	-	(12,421,864)	(19,517,415)	-	-
Change in fair value	(587,790)	(4,419,211)	(10,333,566)	(40,260,562)	(74,769,375)	538,043	5,874,976
Ending balance, September 30, 2025	$-	$914,583	$2,133,949	$-	$-	$2,210,729	$35,480,932

NOTE 12 – RELATED PARTY TRANSACTIONS

Note receivable – related party: In December 2024, the Company advanced $1,000,000 to Star pursuant to the terms of the Star Agreement (see Note 1). During the nine months ended September 30, 2025, the Company advanced an additional $3,500,000 to Star pursuant to the first and second amendments of the Star Agreement, bringing the total amount of the advance made to Star to $4,500,000 as of September 30, 2025.

Due from affiliates: Amounts due from affiliates totaled $243,915 and $0 as of September 30, 2025 and December 31, 2024, respectively. Amounts due from these affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Due to affiliates: Amounts owed to affiliates totaled $233,068 and $42,471 as of September 30, 2025 and December 31, 2024, respectively. Amounts due to these affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Loans payable – related parties: The Company has entered into several promissory notes, and made repayments thereon, with shareholders and affiliates (see Note 6).

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

White lion stock purchase agreement: On May 17, 2022, the Company entered into a Stock Purchase Agreement (the “White Lion Agreement”) with White Lion Capital Partners, LLC a California-based investment fund (“White Lion”). Under the terms of the White Lion Agreement, the Company had the right, but not the obligation, to require White Lion to purchase shares of its common stock up to a maximum amount of $75,000,000. In January 2024, the Company issued 202,702 shares of the Company’s common stock with a fair value of $750,000 to settle its obligation owed under the White Lion Agreement (see Note 9). On February 21, 2024, the Company terminated the White Lion Agreement.

December 2024 Private Placement: On December 18, 2024, the Company entered into a securities purchase agreement for a private placement offering (the “Private Placement”) pursuant to which an investor purchased from the Company 1,666,666 units for an aggregate purchase price of $9,999,996 or a per unit price of $6.00 with each unit consisting of (i) one share of the Company’s common stock and (ii) a stock purchase warrant to purchase up to one share of the Company’s common stock. Pursuant to the terms of the Private Placement, the Company was obligated to file a resale registration statement related to the securities purchased in the Private Placement and to ensure that such resale registration statement was declared effective within 75 days from the closing date of the Private Placement. The Company did not meet this obligation and as a result, the investor was entitled to penalties payable in cash until the registration statement becomes effective. During the nine months ended September 30, 2025, the Company made cash payments to the investor totaling $800,000 to satisfy these penalties. On September 15, 2025, the Company requested a withdrawal of the registration statement.

Securities Purchase Agreement: On December 15, 2024, the Company entered into a Securities Purchase Agreement and Call Option, as amended by Amendment No. 1 dated February 11, 2025, Amendment No. 2 dated May 13, 2025, and Amendment No. 3 dated June 15, 2025 (the “Star Agreement”) with Star 26 Capital Inc. (“Star”), the shareholders of Star (“Star Equity Holders”) and an officer of the Company acting in his capacity as the representative of the Star Equity Holders, to acquire a controlling 51% interest in Star, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products. On September 15, 2025, the Company entered into an Amended and Restated Securities Purchase Agreement and Call Option (“Amended Star Agreement”), which amended and restated in its entirety the Star Agreement. Pursuant to the Amended Star Agreement, the Company shall acquire 100% controlling interest in Star in exchange for:

●	A minimum amount of $5,000,000 in cash

●	a promissory note in the principal amount of $16,000,000, less (i) the amounts outstanding under Seller Notes, which shall be forgiven and cancelled as of the closing of the transaction, and (ii) any portion of the cash payment to the Sellers in excess of $5,000,000 (the “Investment Note”). The Investment Note matures 12 months following the closing.

●	4,770,340 shares of the Company’s common stock issued to the Star Equity Holders

●	12,017,648 stock purchase warrants with a five year term and an exercise price of $1.50 per share

●	$3,000,000 in cash,

●	a promissory note in the principal amount of $3,000,000, which accrues interest at 8.0% per annum and is due and payable six months after the issuance thereof,

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

September 2025 Private Placement: On September 4, 2025, Nukkleus Inc. (the “Company”) entered into a Securities Purchase Agreement with certain accredited investors (the “Securities Purchase Agreement”) for a private placement (the “2025 Private Placement”) pursuant to which the investors (the “Purchasers”) agreed to purchase from the Company 200 units for an aggregate purchase price of $10,000,000 or a per unit price of $50,000, with each unit consisting of (i) one restricted share (each a “Share” and collectively, the “Shares”) of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) restricted common stock purchase warrants to initially purchase up to 15,957 shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company, subject to adjustment and exchange as described herein (the “Common Warrants” and the shares of Common Stock issuable upon exercise or exchange of the Common Warrants, the “Warrant Shares”). The Shares of Series A Preferred Stock will be issued at closing of the 2025 Private Placement pursuant to the Certificate to be filed with the Secretary of State of the State of Delaware prior to closing of the 2025 Private Placement. Each Share of Series A Preferred Stock has a stated value of $50,000 (the “Stated Value”) and will initially be convertible into 10,224 shares of Common Stock (the “Conversion Shares”) (or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”)), calculated by dividing the Stated Value by the initial conversion price equal to $4.89 per Share (the “Initial Conversion Price”).

The Series A Preferred Stock is convertible at the option of the holder at any time and will be automatically converted into Common Stock or Pre-Funded Warrants in lieu thereof on the effective date of the Initial Registration Statement whether or not Stockholder Approval has been obtained. If at any time after the one-year anniversary of the closing of the 2025 Private Placement, the Series A Preferred Stock is then outstanding and the Company has not received Stockholder Approval, the Series A Preferred Stock is redeemable at the option of the holder at a price per Share equal to 105% of the Stated Value. The conversion of the Series A Preferred Stock is subject to a 9.9% beneficial ownership limitation blocker.

Pursuant to the Securities Purchase Agreement, the Company is required to seek stockholder approval (the “Stockholder Approval”) related to certain provisions contained in the Certificate. In furtherance thereof, the Company is required to file a preliminary proxy statement for a special or annual meeting of the Company’s stockholders within six months of the closing of the 2025 Private Placement and hold a meeting as soon as practicable thereafter to seek Stockholder Approval. The Company’s directors and officers have agreed to execute voting agreements to vote in favor of the applicable proposals. If the Company does not obtain Stockholder Approval at the first such meeting, the Company is required to call a meeting every four (4) months thereafter to seek Stockholder Approval until the earlier of the date on which Stockholder Approval is obtained or the securities are no longer outstanding. The Company has also granted the Purchasers a right of participation in subsequent financings of the Company for a period of time following closing, subject to certain exempt issuances, and the Company has agreed not to issue securities for a period of time following the closing of the 2025 Private Placement, subject to certain exempt issuances, including issuances pursuant to strategic transactions.

Pursuant to the terms of the 2025 Private Placement, the Company was obligated to file a resale registration statement related to the securities purchased in the Private Placement and to ensure that such resale registration statement was declared effective within 75 days from the closing date of the 2025 Private Placement. If the registration statement is not declared effective by the Effectiveness Deadline, the Company will be required to pay to the Purchasers an amount in shares of common stock or cash, at the Company’s discretion, as partial liquidated damages and not as a penalty, equal to the product of 1.5% multiplied by the aggregate purchase price paid by such Purchasers.

Equity Line of Credit: On September 19, 2025, Nukkleus Inc., a Delaware company (the “Company”) and Esousa Group Holdings, LLC, a New York limited liability company (the “Investor”), entered into a common stock purchase agreement (the “ELOC Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to the Investor up to the lesser of (i) $250,000,000 of the Company’s common shares, par value $0.0001 per share (the “Common Shares”) and (ii) the Exchange Cap (as defined below) (subject to certain exceptions provided in the ELOC Purchase Agreement) (the “Total Commitment”), from time to time during the term of the ELOC Purchase Agreement. Upon entering into the ELOC Purchase Agreement, the Company agreed to issue to the Investor $1,250,000 worth of the Company’s Common Stock (the “Commitment Shares”), determined by the lower of the (i) the VWAP on the effective date of the registration statement covering the Common Shares and the Commitment Shares and (ii) the closing sale price on the effective date of said registration statement; provided, however, that if the Company elects to terminate the ELOC Purchase Agreement, the Commitment Shares’ calculation shall be based on the date of termination rather than the effective date of the registration statement.

Additionally, on September 19, 2025, the Company and the Investor entered into a registration rights agreement (the “ELOC RRA”), pursuant to which the Company agreed to file a registration statement with the United States Securities and Exchange Commission (“SEC”) covering the resale of Common Shares that are issued to the Investor under the ELOC Purchase Agreement, including the Commitment Shares.

NOTE 14– SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 9, 2025, the Company issued an aggregate of 377,432 restricted shares of common stock to an affiliated entity upon the full cashless exercise of the 150,000 June 2024 Warrant units and the 351,424 November 2024 Warrant units.

On October 9, 2025, the Company issued an aggregate of 1,702,070 restricted shares of common stock in connection with the full cashless exercise of the August 2025 Pre-funded Warrants.

On October 9, 2025, the Company issued 375,000 shares to Synthetic Darwin LLC upon the Company’s exercise of the second tranche of 50 million Darwin tokens.

On October 17, 2025, the Company issued a press release regarding the proposed initial public offering of units of SC II Acquisition Corp. I (“SCII”), a newly formed special purpose acquisition company and indirect subsidiary of the Company.

On November 6, 2025, the Company held its 2025 annual meeting of stockholders. At the meeting, the Company’s stockholders approved all proposals presented, including:

1.	The re-election of five directors to serve until the next annual meeting or until their successors are duly elected and qualified,

2.	The ratification of the appointment of Somekh Chaikin, a member firm of KPMG International as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, and

3.	The approval of the Company’s 2025 Equity Incentive Plan

The results of the annual meeting were reported on Form 8-K filed with the SEC on November 10, 2025.

On November 13, 2025, the Company issued an aggregate of 3,095,000 shares of common stock pursuant to the 2025 Equity Incentive Plan. The issuance to employees and consultants of the Company was made pursuant to Rule 701 adopted pursuant to Section 3(b) of the Securities Act of 1933, as amended. Included in such issuance was 750,000 shares issued to Menachem Shalom, our CEO and director, 10,000 shares to Reuven Yeganeh, a director, and 5,000 shares to each of David Rokach, Aviya Volodarsky, and Tomer Nagar, directors of the Company.

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

Overview

Currently, Nukkleus Inc., through its US-based subsidiary, is engaged in the distribution of drones’ payloads in the defense and homeland security markets within the US. In addition, through its Israeli subsidiary, we are engaged in providing services to support civil and defense aviation needs, including maintenance and repair (MRO) services, aircraft modernization, resale, and leasing, which includes the deployment of the de-icing technology for commercial aircrafts.

Previously we were a financial technology company that was focused on providing software, technology solutions, customer sales and marketing, and risk management technology hardware and software solutions packages for the worldwide retail foreign exchange (“FX”) trading industry and payment services from one fiat currency to another or to digital assets.

On September 15, 2025, Nukkleus Inc. (the “Company”) entered into an Amended and Restated Securities Purchase Agreement and Call Option (the “Star Agreement”) which amended and restated in its entirety the Securities Purchase Agreement and Call Option dated December 15, 2024 (“Purchase Agreement”) between the Company, Star 26 Capital Inc., a Nevada corporation (“Star”), the shareholders of Star (the “Star Equity Holders”) and Menachem Shalom, the representative of such shareholders, as amended by Amendment No. 1, dated as of February 11, 2025, Amendment No. 2 dated May 13, 2025, Amendment No. 3, dated as of June 15, 2025 and Amendment No. 4 dated June 21, 2025. Pursuant to the Star Agreement, the Company is to acquire a controlling 100% interest in Star, a defense acquisition company (the “Transaction”). Star currently holds (1) 100% of B. Rimon Agencies Ltd. (“Rimon”), an Israeli corporation engaged as distributor of military-grade generators, masts and lighting systems and that is, among other clients, a supplier of generators for “Iron Dome” launchers, (2) 67% of Water.IO Ltd., an Israeli corporation engaged in smart hydration technology, and (3) a convertible loan issued by I.T.S. Industrial Techno-logic Solutions Ltd., an Israeli corporation which designs, develops and manufactures fully integrated electro-mechanical machines, assembly lines and custom motion systems. Pursuant to the Star Agreement, at closing the Company will acquire 100% of the issued and outstanding capital of Star in consideration of (i) $21,000,000, to be paid by a 12-month $16,000,000 promissory note and the balance in $5,000,000 cash, less any amounts lent to Star from the Company since the Purchase Agreement signed among the parties, (ii) 4,770,340 shares of common stock of the Company, (iii) a five-year warrant to purchase an aggregate of 12,017,648 shares of the Company’s common stock for an exercise price of $1.50 per share, (iv) $3,000,000 in cash and (v) a 6-month promissory note in the principal amount of $3,000,000, which shall accrue interest at the rate of 8%.The shares, warrants, cash and the 6-month note will be assigned by Star to the Star Equity Holders pro ratably.

If, for a period of 12 months after the closing, the Company’s shares of common stock are delisted from Nasdaq, Star shall have the right, at its own discretion, to require the Company to exchange the Investment Note for all the shares of Star then held by the Company, provided, however, Star shall retain any cash payments made by the Company to Star and the Company shall retain an equity interest in Star equivalent to all cash payments.

Subject to the closing of the acquisition of Star, our business will be focused on the defense sector.

Recent Developments

Darwin Labs Warrants

On July 30, 2025 the Company entered into a warrant agreement with Synthetic Darwin LLC (“Darwin”), enabling the Company to acquire up to 200 million Darwin tokens, a new class of self-evolving AI network tokens developed by Darwin. Darwin is a self-training and evolving AI that can be used to test and simulate multiple scenarios in finance, healthcare and defense. This software aims to allow companies to run scenarios and find the best configuration for financial services, drugs, defense-related software and more. The Company has identified the potential in such AI software and decided to enter into this warrant agreement for Darwin tokens, which will allow the Company and the Company’s future subsidiaries to use this platform. The Company currently owns 100 million Darwin tokens.

Blade Ranger Distribution Agreement

On August 20, 2025, the Company obtained exclusive distribution rights for BladeRanger Ltd.’s drone payload systems within the U.S. defense and homeland security markets. BladeRanger, founded in 1968 and reporting 237% revenue growth in 2024, develops advanced hardware and software drone payloads with patent-pending autonomous drone navigation technology. The agreement requires minimum purchase commitments of 5 payloads in Year 1, 10 in Year 2, and 15 in Year 3, with automatic five-year extension upon meeting commitments. As of the date of this report, the Company has not purchased any payloads.

Mandragola Joint Venture

On August 28, 2025, the Company, Nukk Picolo and Mandragola Ltd., an Israeli company (“Mandragola”) entered into a Joint Venture Agreement (the “JV Agreement”). Pursuant to the terms of the JV Agreement, the parties will establish a joint venture company in Israel (the “JV Company”) which is intended to establish advanced manufacturing zones in both the Baltics and Israel, designed to support civil and defense aviation needs. Plans also include the development of a NATO-compliant logistics hub in Riga in cooperation with additional regional partners, as well as facilities dedicated to licensed MRO services, aircraft modernization, resale, and leasing, including the deployment of the de-icing technology for commercial aircrafts which Nukkleus recently licensed (on an exclusive basis) from Blade Ranger Ltd. Pursuant to the JV Agreement, Nukk Picolo will hold 51% equity interest in the JV Company. The JV Agreement provides that, under certain specified conditions, Nukkleus can require Mandragola sell to Nukkleus its participating interest in the JV Company in consideration for the issuance of Nukkleus’ common stock based on the then specified valuation of JV Company as set forth in the JV Agreement. Under the JV Agreement, Mandragola has undertaken to provide to the JV Company a 24 month committed credit line of up to $1.5 million on an as needed basis. Nukk Picolo has the right to designate three of the five member board of the JV Company with Mandragola designating the remaining two directors. Under the JV Agreement, Nukkleus will issue to Mandragola 310,000 restricted shares of Nukkleus common stock. In addition, Nukkleus will issue to Mandragola (i) five year warrants to purchase 250,000 shares of Nukkleus’ common stock at a per share exercise price of $4.00 (the “Warrants”) and (ii) five year warrants for an additional 350,000 shares at a per share exercise price of $6.50 (the “Performance Warrants”). The Performance Warrants only vest upon the JV Company achieving $25 million cumulative revenue. If the revenues targets are not achieved by the JV Company within the five-year period, the Performance Warrants expire.

Tiltan Acquisition

On September 1, 2025, the Company and Nukk Picolo Ltd., a wholly-owned Israeli subsidiary of the Company (“Nukk Picolo”) entered into a Stock Purchase Agreement (the “Agreement”) with Tiltan Software Engineering Ltd. (“Tiltan”), an Israeli corporation specializing in AI software solutions for the defense and aerospace industry, and Arie Shafir, the sole shareholder of Tiltan (the “Shareholder”). Tiltan is an Israeli company established in 2015 that specializes in AI solutions used for Geographic Information Systems (GIS), mapping, modeling, and simulation technologies for defense and commercial applications. Pursuant to the Agreement, Nukk Picolo will acquire 100% of the issued and outstanding share capital of Tiltan for a total purchase price of NIS 47,600,000 (approximately $14 million at current exchange rates) (the “Purchase Price”). The Purchase Price will be paid through a combination of cash and equity consideration as follows:

Cash Component: NIS 35,700,000 (approximately $10.5 million), representing 75% of the Purchase Price, will be paid in six equal installments of NIS 5,950,000 (approximately $1.75 million) each. The first installment is payable at closing, with subsequent payments due every 36 days thereafter over a 180-day period. In connection with the cash component, upon execution and delivery of the Agreement the Company issued a secured promissory note (the “Note”) to the Shareholder in the principal amount of NIS 29,750,000 (approximately $8.75 million), representing five-sixths of the cash component. The Note is non-interest bearing unless an event of default occurs, in which case interest accrues at 10% per annum. The Note is payable in five equal installments of NIS 5,950,000 each, payable over the 180-day payment period. The Company may prepay the Note at any time without penalty. Additionally, NIS 666,667 from each of the first three cash payments (totaling NIS 2,000,000) will be retained by Tiltan as working capital rather than distributed to the Shareholder. The Note is secured by a first-priority lien on the Tiltan shares to be transferred to the Company.

Equity Component: At closing, the Company will deposit into escrow shares of Nukkleus common stock to secure the payment due on the 180th day after closing (the “Settlement Date”). On the Settlement Date, the Shareholder will receive from escrow the number of shares equal to 25% of the Purchase Price, with the number of shares to be based on the market price on the Settlement Date. If the value of the shares in escrow are more than 25% of the Purchase Price, the Shareholder shall receive only that number of shares to which he is entitled to and the excess shares shall be returned to the Company. If the value of the escrowed shares are less than 25% of the Purchase Price, or NIS 11,900,000 (approximately $3.5 million), the Company will issue additional shares to the Shareholder or pay the differential in cash.

The transaction is subject to customary closing conditions, including, the receipt of regulatory approvals, including the Israel Ministry of Defense and the delivery of PCAOB-compliant audited financial statements of Tiltan for fiscal years 2023 and 2024 and quarterly statements. The Company has provided information requested by the Israel Ministry of Defense and hopes to close the transaction before the end of 2025.

In connection with the transaction, the parties have agreed to establish an employee retention and incentive program consisting of (i) NIS 500,000 to be allocated by the Shareholder from the Purchase Price, (ii) NIS 1,000,000 in cash to be contributed by Nukkleus, and (iii) NIS 1,000,000 in Nukkleus stock options to be granted to Tiltan employees. Tiltan’s CEO will determine individual allocations under this program.

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

Other (expense) income, net consists of interest expense, gain (loss) on extinguishment of liabilities, day one loss on issuance of liability-classified stock purchase warrants and embedded derivatives within convertible notes, change in fair value of liability-classified stock purchase warrants and derivative assets and liabilities, and gain on deconsolidation.

Because these components fluctuate with market conditions, other (expense) income, net can vary widely between periods.

Results of Operations

	Three Months Ending September 30,		Changes in
	2025	2024	Amount	Percentage
Operating expenses:
Professional fees	$4,359,640	$552,845	$3,806,795	688.6%
Compensation and benefits	230,988	53,333	177,655	333.1%
Other general and administrative	180,947	191,291	(10,344)	(5.4)%
Impairment loss	-	391,217	(391,217)	(100.0)%
Total operating expenses	4,771,575	1,188,686	3,582,889	301.4%
Other (expense) income, net
Interest expense	(36,346)	(303,626)	267,280	(88.0)%
Interest expense – related parties	(13,545)	(15,521)	1,976	(12.7)%
Loss on settlement of vendor obligations	-	(112,436)	112,436	(100.0)%
Gain on settlement of vendor obligations	-	211,200	(211,200)	(100.0)%

Gain on settlement of due to affiliates	-	192,069	(192,069)	(100.0)%
Loss on debt extinguishment	(7,484,152)	-	(7,484,152)	100.0%
Change in fair value – stock purchase warrant liabilities	13,963,884	—	13,963,884	100.0%
Change in fair value – digital assets	(967,818)	-	(967,818)	100.0%
Gain on deconsolidation	2,491,485	-	2,491,485	100.0%
Day one loss on private placement	(19,605,956)	-	(19,605,956)	100.0%
Other income (expense)	118,795	14	118,781	848,436%
Total other (expense) income, net	(11,533,653)	(28,300)	(11,505,353)	40,655.0%
Net income (loss) from continuing operations	(16,305,228)	$(1,216,986)	(15,088,242)	1,239.8%
Net income (loss) from discontinued operations	(60,264)	5,672,219	(5,732,483)	(101.1)%
Net income (loss)	$(16,365,492)	$4,455,233	$(20,820,725)	(467.3)%

	Nine Months Ending September 30,		Changes in
	2025	2024	Amount	Percentage
Operating expenses:
Professional fees	$6,051,719	$3,266,539	$2,785,180	85.3%
Compensation and benefits	365,988	108,333	257,655	237.8%
Other general and administrative	909,275	537,146	372,129	69.3%
Impairment loss	-	391,217	(391,217)	(100.0)%
Total operating expenses	7,326,982	4,303,235	3,023,747	70.3%
Other (expense) income, net
Interest expense	(407,971)	(343,333)	(64,638)	18.8%
Interest expense – related parties	(64,306)	(38,249)	(26,057)	68.1%
Loss on settlement of vendor obligations	-	(288,835)	288,835	(100.0)%
Gain on settlement of vendor obligations	-	211,200	(211,200)	(100.0)%
Gain on settlement of due to affiliates	-	192,069	(192,069)	(100.0)%
Loss on debt extinguishment	(7,484,152)	-	(7,484,152)	100.0%
Penalty – late registration	(800,000)	-	(800,000)	100.0%
Change in fair value – convertible note embedded derivative	587,790	—	587,790	100.0%
Change in fair value – stock purchase warrant liabilities	123,369,695	—	123,369,695	100.0%
Change in fair value – digital assets	(967,818)	-	(967,818)	100.0%
Gain on deconsolidation	2,491,485	-	2,491,485	100.0%
Day one loss on private placement	(19,605,956)	-	(19,605,956)	100.0%
Other income (expense)	280,422	-	280,422	100.0%
Total other (expense) income, net	97,399,189	(267,148)	97,666,337	(36,558.9)%
Net income (loss) from continuing operations	90,072,207	$(4,570,383)	94,642,590	(2,070.8)%
Net income (loss) from discontinued operations	(460,971)	4,979,958	(5,440,929)	(109.3)%
Net income (loss)	$89,611,236	$409,575	$89,201,661	21,779.1%

Comparison For the Three and Nine Months Ended September 30, 2025 Versus the Three and Nine Months Ended September 30, 2024

Revenue

We had no revenue from continuing operations during the three and nine months ended September 30, 2025 and 2024, due to the discontinuation of subsidiary DRFQ’s operations and the subsequent sale and deconsolidation of DRFQ in July 2025. We expect to report revenue upon the closing of the Star and Tiltan acquisitions, which we expect to be complete by and near the end of the fourth quarter of this year. At this time, the Company does not expect to generate revenue from other sources prior to the closing of these acquisitions.

Operating Expenses

Professional fees

For the three months ended September 30, 2025, professional fees increased by approximately $3,807,000, or 688.6%, as compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, professional fees increased by approximately $2,785,000, or 85.3%. This increase was primarily attributable to increases in consulting fees of approximately $3,758,000, and audit fees of approximately $196,000, offset by decreases in advisory fees of approximately $1,055,000 and legal fees of approximately $114,000. This net increase in professional fees is mainly attributable to the consulting fees expense recognized from the fair value of the shares of common stock and the August 2025 Warrant both issued to Mandragola in connection with the new joint venture agreement entered into in August 2025. We expect that our professional fees will decrease in the near future as this report is reflecting inflated costs due to the aforementioned issuance of shares and warrants. Also, subsequent to the closing of the Star acquisition, we expect professional fees to decrease as we anticipate the frequency of one-time costs of professional fees to decrease.

Compensation and related benefits

For the three months ended September 30, 2025, our compensation and related benefits increased by approximately $178,000, or 333.1%, as compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, our compensation and related benefits increased by approximately $258,000, or 237.8%, as compared to the nine months ended September 30, 2024. We expect that our compensation and related benefits will increase in the near future if the pending acquisition of Star completes during fiscal year 2025, as the Company expects to employ several individuals immediately following the closing of the acquisition. Our compensation and related benefits have been significantly lower than our professional fees due to the engagement of several professionals working for the Company on a consulting basis.

Other general and administrative expenses

For the three months ended September 30, 2025, total other general and administrative expenses decreased by approximately $10,000, or 5.4%, as compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, total other general and administrative expenses increased by approximately $372,000, or 69.3%, as compared to the nine months ended September 30, 2024. The increase was mainly attributable to additional costs associated with operating as a public company, including an increase in D&O insurance of approximately $138,000, marketing fees of approximately $113,000, rent expenses of approximately $101,000 attributable to new offices established in Israel and New York, entertainment and travel of approximately $121,000 attributable to the travel by our CEO and other business expenses of approximately $95,000, offset by a decrease in filing fees of approximately $198,000. We expect that other general and administrative expenses will continue to increase in the near future if the pending acquisition of Star completes during fiscal year 2025, as the Company expects to incur higher costs such as insurance, rent, advertising, and travel expenses.

Other Income (Expense)

For the three months ended September 30, 2025, other income (expense), net, decreased approximately $11,505,000, or 40,634.8%, as compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, other income (expense), net, increased approximately $97,666,000, or 36,558.9%, as compared to the nine months ended September 30, 2024. The increase was attributable to, an increase in gain from change in fair value – stock purchase warrant liabilities of approximately $123,370,000 (see Note 11), a gain on deconsolidation of approximately $2,491,000 (see Note 4), a gain from change in fair value – convertible note embedded derivative of approximately $588,000, realized and unrealized gains of approximately $280,000, and a decrease in loss on debt settlement of approximately $289,000, offset by a decrease in gains on settlement of vendor obligations and due to affiliates of approximately $403,000, and increases in day one loss on private placement of approximately $19,606,000 (see Note 13), loss on debt extinguishment of approximately $7,484,000, a loss from change in fair value – digital assets of approximately $968,000, penalties – late registration, payable to the investor in connection with the December 2024 Private Placement, of $800,000, interest expense due to amortization of debt discounts of approximately $65,000, and interest expense on debt of approximately $26,000. The significant changes in fair value recognized on the Company’s stock purchase warrant liabilities are directly related to several warrants granted during fiscal year 2024. For the duration of the life of these warrants, the Company expects to continue to recognize significant gains or losses heavily driven by any changes in the Company’s stock price at each quarterly and annual report date.

Discontinued Operations

Net loss from discontinued operations was estimated to be $60,264 for the three months ended September 30, 2025 compared to net income of $5,672,219 for the three months ended September 30, 2024. Net loss from discontinued operations was estimated to be $460,971 for the nine months ended September 30, 2025 compared to net income of $4,979,958 for the nine months ended September 30, 2024. These decreases were due to a decrease in net loss from the operations of the Company’s wholly owned subsidiary DRFQ, which was the sole driver of the Company’s former financial services segment. The Company deconsolidated DRFQ as of July 29, 2025, and reported a net gain on deconsolidation of $2,491,485 during the three months ended September 30, 2025 (see Note 4).

Liquidity and Capital Resources

We generated a pre-tax net income from continuing operations of $90,072,207 for the nine months ended September 30, 2025 and incurred a pre-tax net loss from continuing operations of $4,570,383 for the nine months ended September 30, 2024, and have an accumulated deficit of $111,464,507 as of September 30, 2025 and $201,075,743 at December 31, 2024. As of September 30, 2025, we had a working capital deficit of $30,512,429, including $7,611,465 of cash and cash equivalents. The pre-tax net income from continuing operations of approximately $90,000,000 for the nine months ended September 30, 2025 is primarily due to the applicable accounting treatment used to recognize gains from changes in fair value of liability-classified warrants which does not impact our cash position. During the nine months ended September 30, 2025 the most significant use of the Company’s cash was for the purpose of advance cash payments to Star of $3,500,000 pursuant to the amended terms of the Star transaction. The Company intends to make an additional final advance payment of $500,000 subsequent to September 30, 2025.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. However, we expect to generate revenue beginning immediately after the closing of the Star acquisition, which we expect to be completed near the end of the fourth quarter of 2025. Since our inception, we have raised capital through private sales of common stock and debt securities. Most recently, we raised $10,000,000 in gross proceeds from a private placement entered into on September 4, 2025. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

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

Cash Flows

The following summarizes the key components of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(5,199,446)	$(3,212,291)
Net cash used in investing activities	(3,518,690)	-
Net cash provided by (used in) financing activities	8,347,000	2,386,947
Effect of exchange rate on cash	124,960	(2,617)
Net change in cash	$(246,176)	$(827,961)

Operating activities

Net cash flow used in operating activities for the nine months ended September 30, 2025 was approximately $5,199,000, which primarily reflected our consolidated net income of approximately $89,611,000, adjusted for changes in working capital accounts and certain non-cash income (expenses) of approximately $97,888,000 (including the change in fair value of our liability-classified stock purchase warrants and derivative liabilities of approximately $123,957,000, and gain on deconsolidation of approximately $2,491,000, offset by day one loss on private placement of approximately $19,606,000, loss on debt extinguishment of approximately $7,484,000, change in fair value of digital assets of approximately $968,000, amortization of debt discount of approximately $322,000, stock-based compensation of approximately $178,000, and depreciation expense of approximately $2,800).

Net cash flow used in operating activities for the nine months ended September 30, 2024 was $3,212,000, which primarily reflected our consolidated net income of approximately $407,000, adjusted for changes in working capital accounts and certain non-cash expense of approximately $748,000 (including loss on settlement of vendor obligations of approximately $289,000, stock-based compensation of approximately $155,000, and amortization of debt discount of approximately $316,000, offset by a gain on settlement of due to affiliates of approximately $192,000, and a gain on settlement of vendor obligations of approximately $211,000).

Investing activities

Net cash flow used in investing activities was approximately $3,519,000 for the nine months ended September 30, 2025, which consisted of additional advance payments to Star of $3,500,000 in connection with the planned acquisition of Star, and a purchase of computer equipment of approximately $19,000.

There were no cash flows provided by investing activities for the nine months ended September 30, 2024.

Financing activities

Net cash flow provided by in financing activities was approximately $8,347,000 for the nine months ended September 30, 2025, which consisted of net proceeds from issuance of private placement of approximately $9,225,000, offset by a repayment of note payable of $78,000 and payments of penalty – late registration of $800,000.

Net cash flow provided by financing activities was approximately $2,387,000 for the nine months ended September 30, 2024, which consisted of proceeds from loan payable – related parties of approximately $731,000, proceeds from issuance of convertible debt, net of issuance costs of approximately $996,000, proceeds from issuance of note payable of approximately $78,000, and cash provided by financing activities from discontinued operations of approximately $582,000.

In September 2025, we entered into a common stock purchase agreement with an investor in the form of an Equity Line of Credit (“ELOC”). Pursuant to the ELOC, we may sell to the investor up to $250 million of our common stock. The proceeds received in connection with the ELOC will be used to finance the Company’s ongoing operations, working capital, and expected acquisitions.

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

See Note 3. Summary of Significant Accounting Policies of the Notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies and significant estimates and assumptions and their effects on our financial statements. Below are the significant estimates and assumptions that we consider critical because they involve a significant amount of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Discontinued Operations

As discussed in Note 4 to the unaudited financial statements in this Quarterly Report on Form 10-Q, the Company was unable to obtain complete financial information from a subsidiary for the period beginning April 1, 2025 and ending July 29, 2025. Consequently, management relied on historical trends and partial records to estimate the operating results of the discontinued operations for this period.

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

We use the Monte Carlo simulation model for our liability-classified stock purchase warrants in order to incorporate other subjective assumptions based on the terms of the specific stock purchase warrant agreements or the related host contract. For our liability-classified stock purchase warrants as of September 30, 2025, we included the probability of a fundamental event, as defined in the relevant agreements, occurring in our assumptions.

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

If an adverse 10% foreign currency exchange rate change was applied to the largest foreign currency exposure (e.g. British Pound) or to all foreign currency exposures in aggregate, of monetary assets, liabilities, and commitments denominated in currencies other than its functional currency as of September 30, 2025 and December 31, 2024, it would not have a material impact on our financial results.

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

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. See the consolidated statements of comprehensive income (loss) in Part I, Item 1 of this Quarterly Report on Form 10-Q for translation adjustments for the three and nine months ended September 30, 2025 and 2024, a 10% increase or decrease in foreign currency exchange rates used in translating the financial statements of subsidiaries with functional currencies other than our reporting currency would not have a material impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

Our management conducted an evaluation, with the participation of its Chief Executive Officer, who is also its Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, because of material weaknesses in internal control over financial reporting as of September 30, 2025, as described below.

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

During the three months ended September 30, 2025, the remaining 1,353,333 Pre-funded Warrant units and the 2,499,999 Private Placement Warrant units were exercised on a cashless basis, resulting in the issuance of an aggregate 4,899,166 shares of common stock.

In August 2025, the Company issued 123,860 and 243,155 shares of common stock in connection with the cashless exercise of the August 2024 Warrant and the conversion of the August 2024 Note, respectively.

In September 2025, the Company issued 310,000 shares of common stock to Mandragola Ltd. in connection with a new joint venture agreement.

 The above issuance[s] did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

On November 13, 2025, the Company issued an aggregate of 3,095,000 shares of common stock pursuant to the 2025 Equity Incentive Plan. The issuance to employees and consultants of the Company was made pursuant to Rule 701 adopted pursuant to Section 3(b) of the Securities Act of 1933, as amended. Included in such issuance was 750,000 shares issued to Menachem Shalom, our CEO and director, 10,000 shares to Reuven Yeganeh, a director, and 5,000 shares to each of David Rokach, Aviya Volodarsky, and Tomer Nagar, directors of the Company.

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

NUKKLEUS INC.

	By:	/s/ Menachem Shalom
Dated: November 14, 2025		Menachem Shalom
Chief Executive Officer (Principal Executive Officer), and Principal Financial and Accounting Officer and Director