Form 10-K
period 2025-12-31
T3 Defense Inc.
filed 2026-04-09
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-39341

Commission file number

T3 DEFENSE INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3912845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Fifth Ave, 14th Floor, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

212-791-4663

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	DFNS	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one Share of Common Stock for $92.00 per share	DFNSW	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $40,329,000 as of June 30, 2025, based upon the closing stock price $10.93 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding April 7, 2026
Common Stock, $0.0001 par value per share	37,823,538 shares

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

All references in this Form 10-K that refer to the “Company”, “T3 Defense”, “we,” “us” or “our” refer to T3 Defense Inc. f/k/a Nukkleus Inc. and its consolidated subsidiaries.

i

PART I

Item 1. Business.

History

T3 Defense Inc. (formerly known as Nukkleus Inc.) (the “Company” or “T3”) was formed on May 24, 2019 under the name Brilliant Acquisition Corporation for the purpose of engaging in a business combination. On June 23, 2023, Brilliant Acquisition Corporation, a British Virgin Islands company (prior to the Merger “Brilliant”, and following the Merger, a Delaware corporation “Nukkleus”), entered into an Amended and Restated Agreement and Plan of Merger (as amended by the First Amendment to the Amended and Restated Agreement and Plan of Merger on November 1, 2023, the “Merger Agreement”), by and among Brilliant BRIL Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Brilliant (“Merger Sub”), and Nukkleus Inc., a Delaware corporation (“Old Nukk”). Old Nukk (f/k/a Compliance & Risk Management Solutions Inc.) was formed on July 29, 2013 in the State of Delaware as a for-profit company and established a fiscal year end of September 30. The Merger Agreement provided that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub merged with and into Old Nukk (the “Merger”), with Old Nukk surviving as a wholly-owned subsidiary of Brilliant. In connection with the Merger, Brilliant changed its name to “Nukkleus Inc.” (“Nukkleus” or “Combined Company”). The Merger and other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.” In connection with the Business Combination, Brilliant changed its name to “Nukkleus Inc.” The Business Combination was completed on December 22, 2023.

As a result of Business Combination, we became a financial technology company with the aim of providing blockchain-enabled technology solutions. From the consummation of the Business Combination until the change of management in September 2024, we operated in the technology business as a full-service transactions technology and advisory business providing end-to-end transactions technology solutions. We offered an advanced transactions platform for dealing and risk management with global liquidity and customizable leverage, where users have control over quote and liquidity strategies.

Historically, the Company, through its wholly owned subsidiary, provided software and technology solutions for the worldwide retail foreign exchange trading industry. The Company’s primary customer was Triton Capital Markets Ltd. (“TCM”) (formerly known as FXDD Malta Limited). Emil Assentato, the former CEO and a former director of the Company, is also the majority member of Max Q Investments LLC (“Max Q”), which is managed by Derivative Marketing Associates Inc. (“DMA”). Mr. Assentato is the sole owner and manager of DMA. Max Q owns 79% of Currency Mountain Malta LLC, which in turn is the sole shareholder of TCM. In order to define the services rendered to TCM, Nukkleus Limited, a wholly-owned subsidiary of the Company, entered into a General Services Agreement (“GSA”) with TCM in May 2016. The GSA provides that TCM will pay Nukkleus Limited a minimum of $1,600,000 per month. Due to non-payment by TCM under the GSA, the Company advised TCM that the GSA has been terminated. The Company has historically generated substantially most of its revenue through the services rendered under the GSA. On September 30, 2024, the Company, TCM and FXDirectDealer LLC (“FXDD”) entered into a Release Agreement pursuant to which the parties confirmed that the GSA between the Company and TCM and the General Services Agreement dated May 24, 2016, as amended (“FXDD GSA”) between the Company and FXDD were terminated effective January 1, 2024. The parties further confirmed that there are no obligations or liabilities outstanding or owed between the parties as of September 30, 2024, and each party released and forever discharged the other party from any and all claims, demands, damages, actions, causes of action, or suits of any kind or nature whatsoever, both known and unknown, which have arisen or may arise from the GSA or the FXDD GSA.

The Company historically operated its blockchain payment solutions through Digital RFQ Limited (“DRFQ”), a wholly owned subsidiary of Match Financial Ltd. (“Match”), a wholly owned subsidiary of the Company. On November 8, 2024, the Company entered into a Settlement Agreement and Release with Jamal Khurshid and Match providing that Match agreed to sell DRFQ, to Mr. Khurshid or his nominee subject to the Company obtaining shareholder approval (the “Settlement Agreement”). As required by the Settlement Agreement, the Company, Match and Mr. Khurshid entered into a Share Purchase Agreement dated December 27, 2024 providing that the Company, subject to it obtaining shareholder approval, will sell DRFQ to Mr. Khurshid in consideration of £1,000. The Company believed the sale of DRFQ was in the best interest of the Company due to continuing net loss generated by DRFQ.

As of August 2025, the Company determined that it no longer had a controlling financial interest in Digital RFQ due to loss of access to financial records. Accordingly, the Company deconsolidated DRFQ during the third quarter of fiscal year 2025. The Company was notified that on July 29, 2025, Match was placed into administration in the United Kingdom pursuant to the Insolvency Act 1986 resulting in the appointment of two administrators (the “Administrators”). The Administrators completed a pre-packaged sale of Match’s entire shareholding in DRFQ to Match Financial Holdings Limited, a newly formed entity owned by Mr. Khurshid, for nominal consideration of £102,000.

T3 Defense Overview

Following the appointment in September 2024 of Menachem Shalom, our current chief executive officer and a director, we have transformed from a financial technology services provider into a strategic acquirer and operator of aerospace and defense (A&D) businesses. We are building a portfolio of mission-critical suppliers and advanced technology companies and strategic infrastructure opportunities across the defense, aerospace, and advanced manufacturing sectors across the United States, Israel and Europe.

The Company is positioned as a strategic platform company focused on acquiring, integrating, and scaling high-impact businesses in the aerospace and defense industries. Our strategy targets Tier 2 and Tier 3 suppliers that form the industrial backbone of national security infrastructure, with particular emphasis on companies offering dual-use technologies, advanced AI applications, and critical manufacturing capabilities.

The chart below shows the current ownership and names of our portfolio companies:

Our Current Portfolio:

Defense and Aerospace Technology Acquisitions:

●	Star 26 Capital Inc. - Defense technology holding company that owns B. Rimon Agencies Ltd., an Israeli supplier of generators for “iron dome” launchers and defense systems. [closed January 12, 2026]

●	Tiltan Software Engineering Ltd. - Israeli AI software company specializing in defense and aerospace applications including GPS-denied navigation, 3D mapping, simulation systems, and AI training platforms. [closed December 30, 2025]

●	Nimbus Drones Technologies and Marketing Ltd. – Israeli company specializing in unmanned arial systems and services. [closed January 15, 2026]

●	I.T.S. Industrial Tecno-logic Solutions Ltd.– Israeli company providing design, development, production and manufacturing of serial, fully integrated electro-mechanical machines and sophisticated assembly lines. [closed February 16, 2026]

●	Positech Ltd., wholly owned subsidiary of I.T.S. – designs and manufactures top-of-the line, high performance motion control systems for military and civilian use.

Technology Distribution and Licensing:

●

Blade Ranger Ltd. (Exclusive U.S. Distribution rights) - Distribution agreement for advanced drone payload systems for defense and homeland security markets, with minimum commitments of 30 payloads over three years. [August 25, 2026]

●	Mandragola Aviation Joint Venture (51% ownership) - Strategic joint venture to establish aviation and defense infrastructure in the Baltics and Israel, including NATO-compliant logistics hubs, MRO (maintenance, repair and operations) facilities, and aircraft modernization capabilities. [August 29, 2026]

Star 26 Capital Inc.

Acquisition of 100% of Star 26

On December 15, 2024, the Company entered into the Securities Purchase Agreement and Call Option with Star 26 Capital, Inc., a Nevada corporation (“Star”), the shareholders of Star and Menachem Shalom, as representative of the shareholders, which was subsequently amended on each of February 11, 2025, May 13, 2025, June 15, 2025 and July 25, 2025. Said agreement, as amended, provided that we would acquire 51% of Star and the Star shareholders would grant the Company an option to purchase the balance of the equity. Mr. Shalom, who is the Chief Executive Officer and a director of the Company, is a controlling shareholder, Chief Executive Officer and a director of Star.

On September 15, 2025, the parties executed and delivered the Amended and Restated Securities Purchase Agreement (the “Star Agreement”) with Star, the Star shareholders and Menachem Shalom, the representative of such shareholders, to provide that at closing the Company will acquire 100% of the issued and outstanding capital of Star in consideration of (i) $21,000,000, to be paid by a 12-month $16,000,000 promissory note (the “Investment Note”) and the balance in $5,000,000 cash, less any amounts lent to Star from the Company since December 15, 2024, the date of the original purchase agreement, (ii) 4,770,340 shares of common stock of the Company (the “Shares”), (iii) a five-year warrant (the “Star Warrant”) to purchase an aggregate of 12,017,648 shares of the Company’s common stock for an exercise price of $1.50 per share, (iv) $3,000,000 in cash and (v) a 6-month promissory note in the principal amount of $3,000,000, which shall accrue interest at the rate of 8%. The Shares, Star Warrant, cash and the 6-month note will be assigned by Star to the Star shareholders pro ratably. If, for a period of 12 months after the closing, the Common Stock is delisted from Nasdaq, Star shall have the right, at its own discretion, to require the Company to exchange the Investment Note for all the shares of Star then held by the Company, provided, however, Star shall retain any cash payments made by the Company to Star and the Company shall retain an equity interest in Star equivalent to all cash payments made.

The closing of the transaction was subject to customary closing conditions, including approval by the Company’s shareholders as required under applicable Nasdaq listing rules. As a result of the above transaction, the Shares issued to Star and assigned to the Star shareholders represented 16.4% of the issued and outstanding shares of Common Stock, and assuming the Star shareholders exercise the Star Warrant, the Star shareholders would hold an aggregate of 16,787,988 shares of Common Stock representing 57.6% of the issued and outstanding shares of Common Stock of the Company as of the date of the closing.

On January 12, 2026, the Company completed the acquisition of Star. As a result of the acquisition, Star 26 became a wholly owned subsidiary of the Company. The transaction was approved by the Company’s shareholders on December 16, 2025 and confirmed by the Nasdaq Stock Market on January 9, 2026.

Star Business Description

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

Star currently holds (1) 100% of Rimon, an Israeli corporation engaged as distributor of military-grade generators, masts and lighting systems and that is, among other clients, a supplier of generators for “Iron Dome” launchers, (2) 67% of Water.IO Ltd., an Israeli corporation listed on the Tel Aviv Stock Exchange engaged in smart hydration technology, and (3) 51% interest in I.T.S. Industrial Techno-logic Solutions Ltd., an Israeli corporation which designs, develops and manufactures fully integrated electro-mechanical machines, assembly lines and custom motion systems. Water.IO owns 100% of ZorroNet Ltd., an Israeli corporation specializing in the development and deployment of artificial intelligence systems for perimeter security, defense, monitoring and command and control applications.

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

Star’s Market Opportunity and Growth Strategy

We believe there is a significant opportunity for organic growth via the acquisition of small and medium size businesses with an enterprise value of less than $200 million (based on the opinion of our management team and advisors), that may be operating in highly fragmented markets throughout the world, including the U.S. and Israel, which are owned and operated by persons within isolated networks of family offices, entrepreneurs, and intermediaries, each of which with the potential to generate attractive returns for our stockholders and investors. Our core operational principles focus on managing our acquired enterprises to ensure recurring cash flow and lasting terminal value, while fostering long-term sustainability in our investments. To do so, the Company aims to invest in and/or buy controlling stakes in operating, revenue-generating businesses. Controlling stakes would allow us to lead the companies into operational efficiencies, growth in revenues, improved financial reporting and operational procedures, hire talented employees and managers and increase the overall enterprise value of these companies. Star’s search for future acquisition targets focuses on companies located in the U.S. or Israel, or both, that provide products and or services to large defense and aerospace companies and or governments. Notwithstanding the forgoing, we may target and acquire companies for acquisition that are located outside the U.S. and Israel if such acquisitions fit within our overall acquisition philosophy and strategy.

We also believe that the economic and market dislocations resulting from the conflict in Israel, as well as other conflicts worldwide, provide an opportunity for companies in the defense industry to see higher-than-average demand for their products and services. Such market conditions, if they persist, would allow us to focus on acquiring profitable businesses in the defense sector, with the opportunity to take advantage of their potential future growth. Within the Israeli defense market in particular, management expects to see a significant number of businesses struggling to satisfy growing demand for their products and services due to a lack of access to capital and experienced executive level leadership among other factors. We believe we will be able to provide these needed resources to any Israeli target company that it acquires. It is confident that the expertise of our management team and the relationships that they can bring to an acquisition represent a compelling value proposition for any potential acquisition target looking to add working capital, a pathway to exit, and a solid leadership base, to assist such a company to grow and expand and to be able to take advantage of market opportunities as they arise.

Star’s Acquisition Process and Strategy

T3’s current acquisition strategy involves the acquisition of small and medium size businesses in various industries, with an initial focus on industries associated with the defense sector, including but not limited to industrial machinery and application, manufacturing, transportation, information technology, and aerospace, that we expect will produce positive, stable earnings, and provide attractive returns on our invested capital. As part of its evaluation of whether it will acquire a particular business, it will perform a comprehensive due diligence review to determine the quality and intrinsic value of the targeted company. we will also seek to identify operational inefficiencies which it would expect to resolve, post-closing, by implementing streamlined processes, optimizing resource allocation, and leveraging innovative solutions with the objective of enhancing overall productivity and effectiveness of such companies. Its due diligence typically includes an analysis of the target Company’s financial statements, detailed document reviews, meetings with current management, consultations with relevant industry experts, competitors, suppliers, and customers, and any other information gathering that we deem appropriate in conducting a comprehensive analysis.

Management believes that the defense sector is poised to experience significant growth in the next few years due to the increasing number of violent conflicts in the world, which may cause an increase in direct demand for defense solutions from conflict participants and their allies. We also anticipate seeing indirect, additional defense industry growth for, as we have observed, countries not involved in or participating in conflicts tend to increase their defense budgets and spending in anticipation of additional future conflicts in which they may become involved. It is our belief that acquiring companies in the defense sector will help us establish a unique marketing network and build expertise in the greater defense sector, thus enabling us to cross-sell products to our large customers and facilitate higher success rates in our sales efforts.

According to the Company’s industry specific market research and analysis, and the network and knowledge of its management team, it is our expectation that attractive opportunities are likely to emerge as private sector owners aim to grow their businesses through scaling or by forming outside partnerships to add value. Our value-add proposition involves partnering with exceptional entrepreneurs, acquiring their companies, and guiding them by providing the funding and resources they will need to become global enterprises. We believe that through this approach we will be more likely to identify and attract potential and appropriate targets for acquisition. Management also believe that the greatest opportunities for consistent annual returns and residual returns on capital from its acquisitions lie in targeting businesses in niche geographical markets with a competitive edge in the defense, government, and military sectors, especially in the U.S. and Israel. While we expect our management team will be most effective working with the types of businesses described above, we will also consider acquiring businesses outside of these industries and sectors as long as any such businesses are congruent with our acquisition strategy.

Pursuant to the acquisition strategy, the Company will seek to structure its transactions such that each of the businesses it acquires will become its wholly owned or controlled subsidiary. However, we may also close acquisitions that result in its ownership of an entity being less than 100%, to meet certain objectives of the target management team or their then-existing stockholders, or for other strategic reasons; provided that we will always acquire more than 50% of the outstanding voting control of any target, or otherwise obtain a controlling interest in such target.

T3 intends to finance acquisitions primarily through the public or private sale of our equity and debt securities. While the success of this financing strategy cannot be guaranteed, the ability to finance future acquisitions through its general capital resources, rather than through acquisition-specific financing, will allow us to minimize delays and closing conditions, thereby enhancing its ability to acquire attractive businesses. Because the timing and size of future acquisitions cannot be readily predicted, we may need access to funding on short notice to be able to benefit fully from attractive acquisition opportunities.

As part of the acquisition strategy, we will seek to evaluate each potential target’s management team and operational and financial strengths and weaknesses. It will review and compare identified targets to comparable businesses and conduct in-depth research on each potential target’s industry to enhance our assessment of their financial and operational performance and their growth and success potential. We will thoroughly negotiate appropriate terms and conditions of any acquisition of a target company that satisfies its acquisition criteria. Some of the future acquisition targets may be financially unstable or in the early stages of development or growth. Even if pre-existing conditions do not negatively impact its decision to acquire a target company, such target may also be subject to numerous other risks inherent in its business and industry, as well as the risks faced by generally by capital markets participants. Although its management team will endeavor to comprehensively evaluate the risks associated with any particular acquisition target, Star cannot assure you that it will properly ascertain, assess, or protect against all significant risk factors.

Valuation and Due Diligence

We intend to perform rigorous business operations and financial evaluations of any target businesses (or assets) that it may acquire. During such due diligence, we intend to evaluate the financial aspects of its acquisition targets using the following metrics:

●	discounted cash flow analysis;

●	evaluation of trading values of comparable public companies;

●	expected value matrices;

●	assessment of competitor, supplier, and customer environments; and

●	review and examination of recent/precedent transactions.

We expect our target review process will yield two outcomes, (1) an accurate projection of expected cash flows, and (2) an understanding of the types and levels of risk associated with those projections. While future performance and projections are always uncertain, we believe that our detailed target company review process will enable us to effectively evaluate the prospects and upside of any given acquisition opportunity. Additionally, to assist management in identifying material risks and validating key assumptions in our financial and operational analysis, we will engage third-party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental. We may also engage technical, operational or industry consultants, as necessary.

We also engage in an extensive evaluation of each target’s existing management team, including a focus on recent performance, expertise, experience, culture, and performance incentives. Where necessary, and consistent with our management strategy, following the acquisition of a target company, we will actively seek to augment, supplement, or replace existing members of target company management who we believe are not likely to properly execute our business plan for the target. Star also analyzes and evaluates the operational and financial systems of each target business and, when necessary, post-acquisition, we will actively seek to enhance and improve those existing systems that are deemed to be inadequate or insufficient to support our business plan for the target business.

Financing

T3 expects to finance acquisitions primarily through additional equity and debt offerings. Although we cannot guarantee that we will be successful with this strategy, management believes that having the ability to finance particular future acquisitions with the general capital resources raised by the company will provide us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that, in the future, we will need to pursue access to additional capital via debt or equity offerings to successfully fund and execute our business and acquisition strategy.

Competition

In identifying, evaluating, and selecting potential target businesses for our acquisition strategy, we may encounter intense competition from other entities that have business objectives similar to ours, including blank check companies such as SPACs, leveraged buyout funds, operating businesses seeking strategic acquisitions, and private equity groups. Many of these entities are well-established and well-financed and may have greater experience identifying and effecting acquisitions directly or indirectly. These competitors may possess greater financial, technical, human, and other resources than we do. Our ability to acquire larger target businesses in our target sectors will be limited by its available financial resources. Our inherent financial limitations may provide others with an advantage to pursue the acquisition of one or more of its identified target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating acquisitions.

Competitive Advantages

We believe that the collective investment experience of our management and approach to executing its investment strategy will enable it to have several competitive advantages. Our competitive strengths that differentiate us from other acquisition holding companies include:

●

Specialization in the Military and Defense sector. We believe that our focus on the military and defense sectors will enable us to be competitive. This industry may be undergoing a significant transformation as government acquisition processes and new policy incentives align to prioritize national security objectives and promote the adoption of new commercial technologies for military use. In addition, the combination of governments of multiple countries having a need for new, advanced technologies to combat modern threats, along with changing warfare tactics, is driving this specific demand. We believe we are uniquely positioned to enter and succeed as an acquisition holding company in this industry.

●

International and Sector-Specific Expertise. Mr. Shalom, the founder and Chief Executive Officer of T3, has operated businesses internationally, including in Israel. His extensive international experience and knowledge of Israeli business operations, along with a broad network of contacts, provide us with a competitive advantage. This network can assist us in identifying new acquisition targets, finding suitable managers, and securing international capital. Additionally, our directors and executive officers bring executive, investment, and operational experience in managing and growing small and middle-market companies in the defense sector. We believe this combined expertise gives us a significant edge in evaluating future business and acquisition opportunities.

●

Value Proposition for Business Owners. We employ a creative, flexible approach by tailoring each acquisition structure to meet the specific liquidity needs and certain qualitative objectives of a target’s owners and management team. We are open to providing a complete exit strategy to its sellers or providing opportunities to retain incumbent management. In this effort, we believe that T3 is an appealing buyer for small business owners and managers. As a result, we believe business owners and managers will find it to be a dynamic, value-added buyer that brings resources to achieve their strategic, capital and operating needs, resulting in value creation for the operating subsidiary.

Human Capital

As indicated below, Star’s operating subsidiary Rimon employs 18 people: three technicians, two engineers, three assembly workers, three sales employees, one customer support employee, one financial bookkeeper, and five management employees. None of our employees or any of our subsidiary’s employees are represented by labor unions, and we believe that we have an excellent relationship with such employees.

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

Legal Proceedings

On March 3, 2026, the Company obtained a copy of a summons and complaint filed in the Supreme Court of the State of New York dated February 24, 2026 by Kingswood Capital Partners, LLC against Star 26 Capital, Inc., Nukkleus, Inc. and the Company. The complaint alleges that a success fee is due for an earned investment banking success fee arising from a transaction. The Company denies all the allegations and intends to vigorously defend such action, which it believes is without merit.

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

B. Rimon Agencies Ltd., Star’s Israeli Defense Business

Star’s defense military technology business is operated by B. Rimon Agencies Ltd., our indirect, wholly owned operating subsidiary that Star acquired on February 15, 2024.

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

The Defense Industry

The primary geographic market focus as of the date hereof is Israel where the majority of its customers are located and operate. Israel accounted for 4.4% of global arms exports between 2021 and 2025, up from 3.1% in the prior five-year period, making Israel the seventh-largest arms exporter in the world and surpassing the United Kingdom for the first time. Israel’s defense exports reached a record $14.8 billion in 2024, the fourth consecutive year of record exports, driven by strong global demand for Israeli air defense, unmanned aerial vehicle, and counter-UAS technologies. Three Israeli companies—Elbit Systems Ltd., Israel Aerospace Industries Ltd. (IAI), and Rafael Advanced Defense Systems Ltd.—rank among SIPRI’s Top 100 global arms-producing companies, with combined arms revenues of approximately $16.2 billion in 2024, representing a 16% year-over-year increase. Israel’s military spending increased by 65% in 2024 to $46.5 billion, or 8.8% of GDP—the second-highest military burden in the world—reflecting the intensity of ongoing multi-front military operations. Israel remains one of few countries with successful experience operating a multi-tiered missile defense system, and its defense technologies continue to be adopted by major global militaries. Notable recent transactions include the sale of the Arrow 3 missile defense system to Germany—the largest arms sale in Israel’s history—and defense agreements with India totaling approximately $10 billion encompassing air defense systems and drones. Israel exports arms to customers in 23 European countries, 10 Asian countries, and multiple countries in the Americas and Africa, with Europe (41%) and Asia (40%) representing the largest regional shares of Israeli defense exports.

Global military expenditure reached a record $2.7 trillion in 2024, representing a 9.4% increase over the prior year, driven by the Russia-Ukraine conflict, regional tensions in the Middle East and Asia-Pacific, and broader geopolitical realignment. The United States remained the world’s largest military spender at $997 billion in 2024, and the proposed fiscal year 2026 defense budget represents the first-ever trillion-dollar U.S. defense budget request. The U.S. defense market was valued at approximately $314 billion in 2024 and is projected to reach approximately $447 billion by 2033, growing at a CAGR of approximately 4.0%. The broader global defense technology market is estimated at approximately $750 billion in 2026 and is projected to reach approximately $965 billion by 2030, reflecting a CAGR of approximately 6.5%, with the United States accounting for approximately 40% of global defense technology revenue. In Europe, 17 of the 30 European NATO members reached or surpassed the alliance’s 2% of GDP spending guideline in 2024, with notable increases in Romania (+43%), the Netherlands (+35%), Sweden (+34%), Poland (+31%), and Germany (+28%), and NATO allies agreed at the June 2025 Hague Summit to increase the alliance spending target to 5% of GDP by 2035, comprising at least 3.5% for core defense expenditures and up to 1.5% for broader defense- and security-related investments. These trends reflect a structural increase in global defense spending that we believe creates significant market opportunities for defense technology companies operating in Israel and internationally. While the Company is in the early stages of entering the United States defense market through its subsidiaries, the Company intends to pursue opportunities in the U.S. and other international markets over time.

Tiltan Software Engineering Ltd.

Acquisition of 100% of Tiltan

On December 30, 2025, the Company consummated its acquisition (the “Tiltan Acquisition”) of all of the issued and outstanding shares of Tiltan Software Engineering Ltd. (“Tiltan”) pursuant to a Stock Purchase Agreement, as amended (the “Tiltan Purchase Agreement”), among the Company, its wholly owned subsidiary Nukk Picolo Ltd. (“Nukk Picolo”), Tiltan and Arie Shafir (the “Tiltan Seller”), in consideration of NIS 47,600,000 (approximately $14,000,000). Pursuant to the Tiltan Purchase Agreement, the purchase price is payable in a combination of (i) cash equal to 75% of the purchase price (the “Cash Portion”), or NIS 35,700,000 (approximately $10,500,000), a portion of which (NIS 5,283,333, less NIS 666,667 retained by the Company as working capital for Tiltan) will be paid by the Company to the Tiltan Seller and the remainder of which is evidenced by a secured promissory note (the “Tiltan Note”) in the principal amount of NIS 29,750,000 (approximately $8,750,000), and (ii) shares of Common Stock equal to 25% of the purchase price (the “Stock Portion”), or NIS 11,900,000 (approximately $3,500,000). The remaining Cash Portion of NIS 29,750,000 (approximately $8,750,000) is payable by the Company in five installments at 36-day intervals until the final payment on June 29, 2026, with the first two installments each being reduced by NIS 666,667 for working capital to be retained by Tiltan. The cash payments are evidenced by the Note and secured by the pledge described below. As a result of the acquisition, Tiltan became an indirect wholly owned subsidiary of the Company.

In connection with the closing of the Tiltan Acquisition, the Company deposited 2,000,000 shares of Common Stock (the “Escrowed Shares”) into escrow with an escrow agent. On June 29, 2026, the escrow agent shall release to the Tiltan Seller shares of Common Stock having an aggregate value equal to 25% of the purchase price (NIS 11,900,000), calculated based on the market price of the Common Stock on said date. Any Escrowed Shares in excess of this amount shall be cancelled and returned to the Company. If the value of the Escrowed Shares on said date is less than 25% of the purchase price, the Company is required to either (i) issue additional shares of Common Stock to the Tiltan Seller or (ii) pay the Tiltan Seller the difference in cash, so that the Seller receives shares and/or cash having an aggregate value equal to 25% of the purchase price. as consideration that may be released to the Tiltan Seller in accordance with the Tiltan Purchase Agreement.

Also in connection with the closing of the Tiltan Acquisition, the Company issued the Tiltan Note to the Tiltan Seller. The Tiltan Note matures in five equal installments (other than the first two installments which have been reduced by NIS 666,667 for working capital to be retained by Tiltan) at 36-day intervals beginning on the 36th day following the closing date until the final payment which is due on June 29, 2026. The Tiltan Note does not bear interest unless an Event of Default (as defined in the Tiltan Note) occurs, in which case the outstanding principal amount shall bear interest at the rate of 10% per annum from the date of default until payment. Events of Default include failure to timely make a monthly installment payment within ten (10) business days after written notice is received from the Tiltan Seller, bankruptcy of the Company or Nukk Picolo, material breach of the Tiltan Purchase Agreement, and cessation of business operations for a continuous period of twenty (20) days. Upon an Event of Default, the Tiltan Seller may declare all amounts due and payable and exercise remedies under the Tiltan Note and the Pledge Agreement (as defined below).

As security for the Company’s payment obligations under the Tiltan Note and the Tiltan Purchase Agreement, Nukk Picolo entered into a pledge agreement (the “Pledge Agreement”) with the Tiltan Seller, pursuant to which Nukk Picolo granted the Tiltan Seller a first-priority security interest in all 100 shares of Tiltan acquired in the Tiltan Acquisition. The security interest shall be registered with the Israeli Registrar of Companies. Upon full payment of all amounts due under the Tiltan Note and the Tiltan Purchase Agreement, the pledge shall be released.

Business of Tiltan

Tiltan develops simulation, geospatial, and operational software solutions that enable its defense and homeland security customers to train personnel, test systems, navigate, and operate in complex environments using realistic three-dimensional mapping and sensor-based data. Tiltan’s core capabilities—mapping, simulation, and machine vision—can be offered as distinct products but are designed to work together as an integrated solution for situational awareness and decision support. In plain terms, Tiltan makes software that turns complex real-world environments into clear digital tools: it helps customers create a detailed digital version of a physical area (a “terrain model”), build a digital copy of a real location that mirrors real-world conditions (a “digital twin”), and construct computer-generated virtual worlds for training or testing purposes (a “synthetic environment”).

Tiltan offers five principal products and platforms: (1) T-AWARE, an exploitation system for processing, analyzing, and visualizing multi-sensor intelligence data; (2) TOPS, a physics-based simulation platform that generates high-fidelity imagery across visible light (standard camera imagery similar to what the human eye sees), infrared (heat-based imagery useful for seeing in darkness), and synthetic aperture radar or SAR (radar imaging that can detect objects through clouds, darkness, and adverse weather conditions); (3) Majestic.ai, a generative AI platform for creating realistic synthetic datasets used to train AI systems more quickly and cost-effectively than using real-world imagery; (4) T-BAT, a software-only navigation solution for drones and aircraft that enables autonomous operation when GPS signals are unavailable, jammed, or unreliable; and (5) AGM, a rapid automatic geo-mapping tool that converts spatial data into actionable geospatial intelligence.

History and Structure

Tiltan was founded over 30 years ago and is headquartered in Petach Tikva, Israel. The company has long served as both a direct supplier and subcontractor to all major Israeli defense companies, both governmental and non-governmental, building a track record in AI-driven simulation, synthetic data generation, geospatial intelligence, and GPS-denied navigation for defense applications.

Tiltan reported revenues of approximately $2,964,000 and $2,185,000 for the fiscal years ended December 31, 2024 and December 31, 2025, respectively, but has not been included in the Company’s 2025 Financial Statements.

Market Opportunity and Growth

Tiltan’s products address several large and growing markets driven by rising global defense spending, heightened geopolitical tensions, and the proliferation of autonomous systems that require advanced simulation, synthetic training data, and GPS-denied navigation capabilities.

In the synthetic data market, the global AI training dataset market was valued at approximately $1.73 billion in 2022 and is forecast to reach approximately $8.61 billion by 2030, representing a compound annual growth rate of approximately 22%. According to Gartner, synthetic data is expected to overshadow more than 85% of real data in AI model training by 2030, reflecting a fundamental shift in how AI systems are developed and trained. Tiltan’s Majestic.ai platform is positioned to address this growing demand by providing physically accurate, validated outdoor visual sensor synthetic datasets for defense and, increasingly, commercial AI applications.

In the GPS-denied navigation market, the broader UAV navigation systems market was valued at approximately $9.73 billion in 2024 and is projected to reach approximately $20.41 billion by 2029, with a CAGR of approximately 15.97%. The U.S. drone software market is projected to grow at a CAGR of 15.4% through 2030. Tiltan’s T-BAT product addresses the software-only segment of this market, which is in its early stage with only five known competitors globally offering pure software solutions without requiring dedicated hardware.

Tiltan is actively pursuing international expansion beyond its Israeli base. In Asia, Tiltan has secured a purchase order from a governmental technology institute and is in advanced stages of formalizing representative arrangements with additional opportunities under proposal. In Europe, Tiltan has signed representative consultancy agreements in two major European countries, submitted a price proposal to a major European integrator, and is in advanced negotiations with another. In the United States, Tiltan is exploring various resellers, value-added resellers, and representatives, with an opportunity involving a large governmental entity under evaluation.

Competition and Competitive Advantage

Tiltan competes with a range of Israeli and international defense simulation, geospatial intelligence, and AI training companies across its product lines. Competition varies by product:

In GPS-denied navigation (T-BAT), Tiltan competes with five global companies offering software-only solutions: Sightec (Israel), Protrack (Israel), Spleenlab (Germany, product under development), Daedalean (Switzerland), and SSCI (United States). Most other GPS-denied solution providers offer complete hardware-software packages that are more complex and expensive, whereas T-BAT is a software-only, customer-agnostic solution that complements existing UAV OEM platforms and components without requiring dedicated hardware.

In synthetic data for AI training (Majestic.ai), direct competitors include Sky Engine AI, Parallel Domain, Cognata, Bifrost, Anyverse, and Simerse. Most of these competitors rely on third-party 3D engines such as Unity or Unreal, which are primarily designed for gaming and 3D display rather than physics-based sensor simulation. Indirect competitors include large technology companies such as NVIDIA, Microsoft, and Google, which invest in AI training infrastructure and maintain programs to partner with synthetic dataset providers, representing both competition and potential collaboration opportunities. Data labeling companies such as Alegion, CloudFactory, and SuperAnnotate are also considered indirect competitors, as synthetic data represents a threat to their manual labeling business models.

The Company believes that Tiltan’s key competitive advantages include over 30 years of proven delivery to all major Israeli defense companies; a proprietary physics-based 3D engine that provides full control over development, special features, and no third-party royalty obligations; the ability to generate synthetic data across visible light, infrared, and SAR sensor types, addressing the most demanding defense use cases; a working alpha version of its Majestic.ai platform with early adoption by defense customers; and recognition from the Israeli Ministry of Defense, including an award in an advanced computer vision competition and validation of its infrared simulation capabilities against competitors, in which Tiltan’s results outperformed other participants.

Human Capital

Tiltan currently employs approximately 14 people in Israel, with expertise in AI, computer vision, geospatial engineering, 3D modeling, simulation, and software development. The team draws from Israel’s defense-technology talent pool and emphasizes innovation and quality in its product development.

Sales and Marketing

Tiltan’s sales efforts are led by its CEO, who dedicates approximately one-third of his time to business development activities, supported by a part-time business development consultant. Sales activities target defense prime contractors and government agencies, historically through direct contracts and subcontracting arrangements with major Israeli defense companies. Tiltan’s marketing efforts include technical demonstrations, participation in defense industry events, and digital channels showcasing the company’s physics-based simulation realism and AI capabilities. Since the acquisition,

Government Regulations

Tiltan is subject to Israeli Ministry of Defense export controls applicable to defense items and technologies. The company maintains compliance controls through DECA (Defense Export Controls Agency) oversight. As an indirect subsidiary of a U.S. public company, Tiltan’s activities involving technology transfers or international sales are subject to U.S. International Traffic in Arms Regulations (ITAR), Export Administration Regulations (EAR), cybersecurity standards applicable to defense systems, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act (FCPA). Tiltan does not currently receive any governmental funding, grants, or R&D support from the Israel Innovation Authority or other government sources. There are no royalties owed to any third parties. No material regulatory violations have been reported.

Intellectual Property

Tiltan does not currently hold any registered patents, pending patent applications, registered trademarks, or pending trademark applications. Tiltan’s principal intellectual property consists of its proprietary software platforms and 3D engine, which are developed in-house and over which Tiltan maintains full control without third-party royalty obligations. The company’s competitive position is based primarily on its accumulated know-how developed over more than 30 years of defense software engineering, its proprietary physics-based simulation engine, and the specialized expertise of its team. Tiltan has not granted, and has not been granted, any material intellectual property licenses.

Nimbus Acquisition

Acquisition of 100% of Nimbus

On January 15, 2026, the Company consummated its acquisition (the “Nimbus Acquisition”) of 100% of Nimbus Drones Technologies and Marketing Ltd., an Israeli private company (“Nimbus”) specializing in unmanned aerial systems and services, pursuant to the terms of that certain Stock Purchase Agreement, dated January 15, 2026 (the “Nimbus Purchase Agreement”), by and among the Company, Nimbus and Elad Defense LLC (“Elad”). In connection with the closing of the Nimbus Acquisition, the Company issued to Elad as consideration (i) 1,850,000 shares of Common Stock and (ii) a $3,250,000 convertible 24-month note (the “Nimbus Note”) bearing 6% interest, which is convertible at the option of the holder at a fixed price of $2.00 per share. The Nimbus Note also prohibits the Company from issuing the holder shares that would result in the holder beneficially owning more than 4.99% of the outstanding shares of Common Stock. The Nimbus Note was converted to an aggregate of 1,625,000 shares of Common Stock as of February 17, 2026.

Business Description

Nimbus is an Israeli unmanned aerial vehicle (UAV) company engaged in the sale of various drone models primarily for the defense, homeland security, and civilian industries. Nimbus provides end-to-end UAV solutions, including drone hardware sales and maintenance, aerial photography, mapping and imaging services, and professional UAV pilot training and knowledge transfer. Nimbus serves defense and security organizations, municipalities, local authorities, and surveying and engineering firms with customized unmanned aerial systems and related services.

History and Structure

Nimbus was founded in 2024 and is headquartered in Jerusalem, Israel.

Nimbus reported approximately $940,000 in revenue for the fiscal year ended December 31, 2025, but has not been included in the Company’s 2025 Financial Statements. As a company founded in 2024, Nimbus had limited operations and revenue prior to fiscal year 2025.

Market Opportunity and Growth

Nimbus operates in the growing global UAV and counter-UAS markets, which are driven by increasing adoption in defense, homeland security, public safety, agriculture, and commercial sectors. Demand for drone-based intelligence, surveillance, and reconnaissance capabilities continues to expand amid heightened geopolitical tensions, border security requirements, and the proliferation of unmanned systems. In Israel specifically, the Ministry of Defense has issued tenders for UAV-related contracts valued at approximately NIS 50 million, reflecting the domestic market opportunity. The ongoing security situation in Israel and globally has further increased demand for UAV operations and counter-drone capabilities. Nimbus has secured new customers since its acquisition by T3, though these engagements have not yet reached material revenue levels.

Competition and Competitive Advantage

Nimbus competes primarily with Israeli UAV service providers and drone companies, including Lol TV and Profilor Drones, as well as international UAV service providers and manufacturers. The UAV market is characterized by a growing number of participants, rapid technological development, and increasing demand from both defense and civilian sectors. Nimbus’s competitive advantages include its comprehensive end-to-end UAV lifecycle support encompassing hardware sales, maintenance, aerial operations, certified pilot training, and operational knowledge transfer; its expertise in customized professional systems for defense and critical applications; its ability to serve diverse sectors including security, public, commercial, and agriculture with integrated services; and its presence in Israel’s defense and technology ecosystem, which provides access to operational experience in high-stakes environments.

Human Capital

Nimbus currently employs 2 persons who are involved in both operations and sales activities. None of our employees or any of our subsidiary’s employees are represented by labor unions, and we believe that we have an excellent relationship with such employees.

Sales and Marketing

Nimbus’s sales activities are conducted by its 2 employees, who focus on direct engagements with defense and security entities, public sector agencies including municipalities and local authorities, and commercial clients such as surveying and engineering firms. Historical sales focus has been on the Israeli market, emphasizing operational reliability and professional-grade UAV applications. Marketing efforts leverage industry demonstrations, digital channels, and participation in defense and technology events.

Government Regulations

Nimbus holds UAV pilot licenses issued by the Civil Aviation Authority of Israel (CAAI) and complies with Israeli civil aviation regulations governing drone operations, including flight restrictions and airspace management requirements. As an Israeli UAV company within a U.S. public entity, Nimbus is subject to Israeli Ministry of Defense and civil aviation export regulations for drones and dual-use technologies. U.S. activities are subject to ITAR, EAR, and applicable FAA or equivalent standards for drones, as well as cybersecurity requirements for defense systems and anti-corruption laws including the FCPA. Nimbus does not currently receive any governmental funding or grants, and there are no royalties owed to third parties. No material regulatory violations have been reported.

Intellectual Property

Nimbus does not currently own any patents, patent applications, registered trademarks, or other material intellectual property. The company has not been granted, and has not granted to others, any intellectual property licenses.

Blade Ranger Ltd.

On August 20, 2025, the Company entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Blade Ranger Ltd. (“Blade Ranger”), an Israeli public company specializing in development of drones payloads. Blade Ranger develops and commercializes drone technologies for the solar energy market. In addition, it has developed a payload that is used by defense and homeland security forces.

Pursuant to the Distribution Agreement, Blade Ranger granted the Company exclusive distribution rights for defense and homeland security sector in the United States for its proprietary product - a unique drone payload that can be used by military forces and homeland security organizations. We agreed to pay Blade Ranger $100,000 for the exclusive U.S. rights, with the first payment is to be made by the end of November 2025, and equal payments are due at the end of the next three consecutive quarters. The Company committed to purchase 5 units in Year 1, 10 units in Year 2, and 15 units in Year 3. Upon meeting these targets, the Distribution Agreement extends for an additional five years with a 20 unit annual commitment. If we achieve 125% of revenue targets in any year, the Company will receive an 8% credit on annual purchases.

As part of this strategic shift, Nukkleusl incorporated a new subsidiary in Delaware, Nukkleus Defense Technologies, Inc., to focus on the commercialization of third-party defense-related products, technologies and solutions (including the Blade Ranger products) and to explore the development and commercialization of proprietary solutions targeting defense and aerospace markets.

Mandragola Aviation Joint Venture

On August 28, 2025, the Company, Nukk Picolo Ltd., a wholly-owned Israeli subsidiary of ours, and Mandragola Ltd., an Israeli company (“Mandragola”) entered into a Joint Venture Agreement (the “JV Agreement”). Pursuant to the terms of the JV Agreement, the parties will establish a joint venture company in Israel (the “JV Company”) which is intended to establish advanced manufacturing zones in both the Baltics and Israel, designed to support civil and defense aviation needs. Plans also include the development of a NATO-compliant logistics hub in Riga in cooperation with additional regional partners, as well as facilities dedicated to licensed maintenance and repair (MRO) services, aircraft modernization, resale, and leasing, including the deployment of the de-icing technology for commercial aircrafts which the Company recently licensed (on an exclusive basis) from Blade Ranger Ltd. Pursuant to the JV Agreement, Nukk Picolo will hold 51% equity interest in the JV Company. The JV Agreement provides that, under certain specified conditions, we can require Mandragola sell to us its participating interest in the JV Company in consideration for the issuance of Nukkleus’ common stock based on the then specified valuation of JV Company as set forth in the JV Agreement.

Mandragola is a Israeli business development and investment company specializing in advanced technologies and strategic partnerships. Under the JV Agreement, Mandragola has undertaken to provide to the JV Company a 24 month committed credit line of up to $2 million on an as needed basis.

Nukk Picolo has the right to designate three of the five member board of the JV Company with Mandragola designating the remaining two directors.

Under the JV Agreement, we issued to Mandragola 310,000 restricted shares of common stock, five year warrants to purchase 250,000 shares of Nukkleus’ common stock at a per share exercise price of $4.40 and five year warrants for an additional 350,000 shares at a per share exercise price of $6.00 (the “Performance Warrants”). The Performance Warrants only vest upon the JV Company achieving $25 million cumulative revenue. If the revenues targets are not achieved by the JV Company within the five-year period, the Performance Warrants expire.

ITS and Positech

On February 16, 2026, T3 Defense acquired 51% of the outstanding equity capital of I.T.S. Industrial Tecno-logic Solutions Ltd. (“ITS”) on a fully diluted basis. We have a 3- year option to acquire the remainder 49% from the other shareholder of ITS.

ITS is an Israeli company providing design, development, production, and manufacturing of serial, fully integrated electro-mechanical machines and sophisticated assembly lines. Positech Ltd., its wholly-owned subsidiary, designs and manufactures top-of-the-line, high-performance motion control systems for military and civilian use. ITS and Positech provide small to middle-series one-stop shop “Build to Spec” & “Build to print” custom-made prototypes and OEM systems in the mechanical, electrical, hardware, firmware and software engineering fields.

The acquisition was consummated pursuant to the terms of the Agreement dated June 8, 2025 (the “Agreement”) among Star 26, ITS and its controlling shareholder Gera Eron. As of February 15, 2026, the Company has lent ITS an aggregate of NIS 10,000,000 (approximately $3,235,500), with interest accruing at the annual rate of the Israeli Consumer Price Index plus 4%. Pursuant to the Agreement, the loans shall only be repaid after January 1, 2027 if (i) the aggregate amount of the assets of ITS will be at least 150% higher than the liabilities for at least 6 continuous months and (ii) the total aggregate amount of bank credit provided to ITS and Positech shall be lower than an aggregate of 3 months of income generated by ITS and Positech for 6 continuous months.

In consideration for the loan, Star received 51% of the share capital of ITS on a fully diluted basis. Neither Star nor the Company is required to provide any additional consideration for the ITS shares.

Pursuant to the terms of the Agreement, Star was also granted an exclusive option to purchase the remainder 49% of ITS for three years from the controlling shareholder. Depending on whether the option is exercised in the first, second or third year hereafter, the agreed purchase price for the 49% is 25 million NIS, 30 million NIS or 35 million NIS, respectively.

Business Description

ITS is an Israeli engineering and manufacturing company specializing in the serial production of complex electro-mechanical machines and integrated production systems on a build-to-spec and build-to-print basis. ITS provides end-to-end engineering and manufacturing solutions—from initial concept and prototyping through full-scale assembly line deployment—using a Design for Manufacturing (“DFM”) methodology that enables advanced products to be manufactured reliably and at scale. In plain terms, ITS designs and builds the specialized production lines and machines that its customers need to manufacture their own complex products in volume. The company’s services encompass mechanical and electrical engineering design, precision machining, firmware and software development, supply chain management, and factory deployment.

ITS serves customers across multiple sectors, including defense and security technologies, digital three-dimensional printing, agricultural technology and smart farming systems, advanced industrial automation, and specialized research and development and innovation systems. ITS’s named customers include Netafim Ltd. (a global leader in smart irrigation and agricultural technology), Tritone Technologies Ltd. (a metal additive manufacturing company), and several other Israeli technology and defense companies.

History and Structure

For over 30 years, ITS has specialized in engineering and manufacturing integrated electro-mechanical machines, advanced production systems, and assembly lines for defense and industrial applications. In 2016, ITS acquired a 51% controlling stake in Positech Ltd. (“Positech”) and acquired full ownership in 2021, making Positech a wholly-owned subsidiary of ITS.

ITS reported revenues of approximately $6,395,000 and $4,549,000 for the fiscal years ended December 31, 2024 and December 31, 2025, respectively, but has not been included in the Company’s 2025 Financial Statements.

Market Opportunity and Growth

ITS operates in the defense and advanced manufacturing sectors, serving customers that require precision-engineered production systems for complex electro-mechanical products. The company’s market opportunity is driven by growing demand for reliable, scalable manufacturing solutions in Israel’s defense industrial base, as well as in commercial sectors including agricultural technology, additive manufacturing (3D printing), and industrial automation. Israel’s defense industry, which supports three companies in SIPRI’s Top 100 global arms producers with combined revenues of approximately $16.2 billion in 2024, relies on a domestic ecosystem of specialized manufacturers and subcontractors such as ITS to deliver the production infrastructure required for defense programs. Increased global defense spending and the expansion of Israel’s defense export market—which reached a record $14.8 billion in 2024—create additional demand for manufacturing capacity within the Israeli defense supply chain. ITS has not secured new customers or contracts since the Company’s acquisition; however, management believes the company’s integration into the T3 Defense group may create opportunities for expanded business development over time.

Competition and Competitive Advantage

ITS competes with a number of Israeli and international engineering and contract manufacturing companies, including Flex Ltd. (a global electronics manufacturing services provider), Dagesh, Ziv-Av Engineering Ltd., I. Sherman, and ZUK Systems. The defense and industrial contract manufacturing market is characterized by a significant number of specialized participants, long-standing customer relationships, and high barriers to entry driven by the need for precision engineering capabilities, defense-grade quality standards, and specialized know-how. ITS’s competitive advantages include over 30 years of experience in bridging design-to-production with DFM expertise for cost-effective serial manufacturing; end-to-end capabilities from concept and prototyping through full assembly line deployment; the ability to serve diverse sectors including defense, agricultural technology, additive manufacturing, and industrial automation with customized build-to-spec and build-to-print solutions; and a proven track record with established Israeli defense and technology companies.

Human Capital

ITS currently employs approximately 39 people in Israel, including mechanical and electrical engineers, machining specialists, firmware and software developers, and production technicians.

Sales and Marketing

ITS employs one to two persons dedicated to sales and business development activities. Sales efforts are focused on defense prime contractors, technology companies, and industrial clients through direct engagements and customized build-to-spec and build-to-print proposals. ITS has established long-standing relationships with customers in the Israeli defense ecosystem and in commercial sectors including agricultural technology and additive manufacturing. Marketing efforts include participation in defense and technology industry events and direct technical demonstrations of the company’s engineering and manufacturing capabilities.

Government Regulations

ITS is subject to Israeli Ministry of Defense regulations applicable to defense-related manufacturing, including export controls on defense items and technologies. As a subsidiary of a U.S. public company, ITS’s activities involving technology transfers or international sales are subject to U.S. International Traffic in Arms Regulations (ITAR), Export Administration Regulations (EAR), cybersecurity standards applicable to defense systems, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act (FCPA). ITS does not currently receive any governmental funding, grants, or R&D support. There are no royalties owed to any third parties. No material regulatory violations have been reported.

Intellectual Property

ITS does not currently hold any registered patents, pending patent applications, registered trademarks, or pending trademark applications. ITS’s principal intellectual property consists of unregistered manufacturing know-how developed over more than 30 years of engineering and production experience, including proprietary DFM methodologies, process expertise, and technical knowledge related to the design and construction of complex electro-mechanical production systems. ITS has not granted, and has not been granted, any material intellectual property licenses.

Positech Ltd.

Business Description

Positech, a wholly-owned subsidiary of ITS, is an Israeli defense engineering company specializing in the multi-disciplinary mechanical design, engineering, assembly, and production of customized servo motion control systems for mission-critical defense platforms. The company develops high-precision direct-drive, gearless motion technologies that provide accurate stabilization, tracking, and pointing capabilities for sensors, radar systems, communications platforms, electro-optical and infrared payloads, and remote weapon stations. In plain terms, Positech builds the motorized pedestals and turrets that allow defense systems—such as radar dishes, cameras, and weapon stations—to rotate, aim, and stabilize with extreme precision, even on moving vehicles, ships, or aircraft. Positech’s direct-drive technology eliminates mechanical gears, which reduces maintenance requirements and eliminates backlash (the small amount of play or looseness that occurs in geared systems), resulting in smoother, more accurate, and more reliable motion. Positech’s systems are deployed across land, sea, and air defense environments where reliability, accuracy, and durability are essential for operational performance. Positech was funded in 2001.

Positech reported revenues of approximately $3,053,000 and $1,600,000 for the fiscal years ended December 31, 2024 and December 31, 2025, respectively, but has not been included in the Company’s 2025 Financial Statements.

Market Opportunity and Growth

Positech operates in the defense motion control and stabilization systems market, serving customers that require high-precision pointing, tracking, and stabilization capabilities for mission-critical platforms. The market for precision motion control in defense applications is driven by increasing demand for advanced radar, electro-optical, and communication systems across land, sea, and air platforms; the proliferation of remote weapon stations requiring high-accuracy stabilization; and the broader growth in global defense spending and Israel’s record defense export market. As a direct supplier to Israel’s largest defense companies, Positech benefits from the continued investment by these companies in new platforms and systems. Positech has recently secured three new contracts from Israel Aerospace Industries (IAI) and a new contract with Kappasense, demonstrating continued demand for its capabilities.

Competition and Competitive Advantage

Positech competes with a number of Israeli and international providers of precision motion control and stabilization systems for defense applications, including Novatec Ltd., Orbit Communication Systems Ltd. (specifically its Orbit CS division), Capture Ltd., and BL. The defense motion control market is specialized and characterized by high barriers to entry, including the need for deep expertise in direct-drive motor technology, stringent defense-grade quality and reliability requirements, and long qualification cycles with defense prime contractors. Positech’s competitive advantages include its proprietary direct-drive, gearless motor technologies that deliver zero-backlash, high-dynamics stabilization and pointing performance; its ability to provide fully customized servo motion systems tailored to specific platform requirements; its established relationships with Israel’s largest defense companies, including IAI/Elta and Rafael Advanced Defense Systems; and over 20 years of accumulated know-how in designing and manufacturing motion control systems for demanding defense environments.

Human Capital

Positech currently employs approximately 14 people in Israel, including mechanical and electrical engineers, motion control specialists, and production technicians. The team specializes in the design, engineering, and production of high-precision servo motion systems. Positech does not have dedicated sales personnel; business development activities are conducted through its parent company ITS and by Positech’s management directly.

Legal Proceedings

As of the date of this report, Positech is involved in a legal proceeding with a former employee. Management does not believe that the outcome of this matter will have a material adverse effect on the company’s business, financial condition, or results of operations of Positech.

Government Regulations

Positech is subject to Israeli Ministry of Defense regulations applicable to defense-related manufacturing and the production of defense subsystems. As an indirect subsidiary of a U.S. public company, Positech’s activities involving defense items, technology transfers, or international sales are subject to U.S. International Traffic in Arms Regulations (ITAR), Export Administration Regulations (EAR), cybersecurity standards applicable to defense systems, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act (FCPA). Positech does not currently receive any governmental funding, grants, or R&D support. There are no royalties owed to any third parties. No material regulatory violations have been reported.

Intellectual Property

Positech does not currently hold any registered patents, pending patent applications, registered trademarks, or pending trademark applications. Positech’s principal intellectual property consists of unregistered know-how developed over more than 20 years of engineering and production experience, including proprietary expertise in direct-drive motor design, gearless motion control systems, and customized servo stabilization technologies for defense applications. Positech has not granted, and has not been granted, any material intellectual property licenses.

ZorroNet Ltd.

ZorroNet Ltd. (“Zorronet”) is an indirect subsidiary of the Company, held through Water.IO Ltd., an Israeli public company traded on the Tel Aviv Stock Exchange in which Star 26 Capital Inc. holds an approximately 67% equity interest. Zorronet is a wholly-owned subsidiary of Water.IO.

Business Description

Zorronet is an Israeli technology company specializing in the development and deployment of artificial intelligence (AI) systems for perimeter security, defense, monitoring, and command and control applications. The company develops a smart, dynamic software platform for managing security and safety scenarios in real time. The platform operates as an external software layer (“middleware”) that connects to deployed cameras, sensors, analytics systems, and robotic assets (such as drones), as well as to existing infrastructure. The platform enables remote connection to endpoint devices and existing systems, performs continuous monitoring of data streams, and identifies anomalies using advanced processing algorithms that simulate human capabilities of detection, analysis, and prediction. The system performs real-time event analysis using Big Data principles and predictive analytics, operating autonomously to identify abnormal scenarios, generate targeted reports, route information, activate relevant response measures, and recommend courses of action—all efficiently, accurately, and without the need for continuous human intervention.

The platform is currently installed and integrated with existing systems at security operations centers, operational command rooms for border and base protection, transportation authorities, educational institutions, military and police agencies, energy companies, municipalities, and other organizations. Since 2025, Zorronet has established and deployed multiple command and control rooms and advanced monitoring capabilities, including three control rooms at IDF bases designed for multi-user observation and unified situational awareness management, a dedicated control room at Kibbutz Metzer, and a system connected to a robotic monitoring center managing approximately 3,200 devices simultaneously across kibbutzim, moshavim, and industrial facilities.

History and Structure

Zorronet was incorporated in Israel in 2021 as a private limited company. On October 23, 2025, Water.IO Ltd. completed the acquisition of 100% of Zorronet’s shares, making Zorronet a wholly-owned subsidiary of Water.IO.

Market Opportunity and Growth

Zorronet operates in the rapidly growing market for AI-powered video analytics, monitoring, and autonomous security solutions. This market is driven by the increasing volume of security threats, significant expansion in the number of connected cameras and sensors, and the growing need for skilled monitoring personnel—factors that create substantial operational burden on organizations and reinforce demand for autonomous solutions capable of replacing resource-intensive manual processes. The company’s target markets include military, government, and defense organizations requiring real-time detection and reduced manpower at monitoring centers; transportation and public infrastructure operators (including a successfully completed pilot with Israel Railways for early detection of track intrusions); industrial facilities and construction sites requiring perimeter protection and safety monitoring; public institutions and mass event venues requiring crowd flow management and alert prioritization; and commercial organizations adopting automation for monitoring and cost reduction.

Zorronet’s growth strategy combines technological and commercial expansion. Technologically, the company is investing in enhanced real-time analytics capabilities, edge processing, and a unified operational environment combining video, audio, mapping, and control commands. Commercially, the company operates through three revenue channels: deployment and integration installations (NRE), SaaS-based annual software licenses with per-endpoint pricing, and co-development of new products with B. Rimon Agencies Ltd., a sister company within the T3 Defense group. In December 2025, Zorronet signed a distribution agreement with KeepZone AI Inc. in the United States for the installation of crowd analytics systems at stadiums in Israel and Mexico in preparation for the 2026 World Cup. Zorronet also entered into an exclusive distribution agreement with MyTrade FZ LLC for marketing and sales of its products in the United Arab Emirates.

Competition and Competitive Advantage

Zorronet operates in a competitive landscape that includes traditional camera and VMS (Video Management System) providers offering basic analytics, specialized analytics companies focused on specific detection tasks (such as people counting or object recognition), large defense technology companies integrating AI as part of broader solution packages, and local system integrators. Zorronet’s competitive advantages include its proprietary AI platform that functions as an autonomous “decision layer” above existing systems rather than a simple analytics tool; its ability to integrate with existing infrastructure without requiring customers to replace hardware, enabling rapid deployment and lower costs; accumulated field-based experience and proprietary intellectual property positioning the company at the forefront of autonomous security; and active projects with major Israeli defense primes including Elbit Systems and Rafael Advanced Defense Systems, including classified projects in border defense and command center upgrades. The company demonstrated its capabilities through a successful pilot at the Jerusalem Arena during the “NEXT” events in December 2025, conducted with official participation from the venue’s security chief and the Jerusalem District Police Command.

Human Capital

Zorronet employs approximately 7 people in Israel, including software developers, AI engineers, and operations personnel.

Sales and Marketing

Zorronet’s sales activities target defense and security organizations, military and police agencies, transportation authorities, industrial facilities, and commercial clients through direct engagements and a growing network of distributors in Israel and internationally. The company has active projects with Elbit Systems, including a NIS 500,000 pilot for AI-based camera analytics at an IDF base (received January 2026, expanded by an additional NIS 115,000 in February 2026), as well as approximately three classified projects with Rafael in the areas of border defense and command center upgrades. On the commercial side, Zorronet operates an autonomous monitoring center at Adirim Security Center serving construction sites, industrial facilities, and quarries. The company is also jointly submitting with Malam-Team for a tender for Ayalon Highway traffic monitoring and control based on AI and video analytics technologies.

Government Regulations

Zorronet is subject to Israeli data privacy and cybersecurity regulations, including requirements relating to the processing, storage, and analysis of data from cameras, sensors, and analytics systems. A portion of Zorronet’s activities involve defense and security projects that are subject to Israeli Ministry of Defense regulations and classification requirements. Zorronet operates as a subcontractor to Elbit Systems Ltd. for certain defense projects and is required to comply with applicable security and confidentiality requirements. As an indirect subsidiary of a U.S. public company, Zorronet’s activities involving technology transfers or international sales are subject to U.S. ITAR, EAR, cybersecurity standards, and anti-corruption laws including the FCPA. No material regulatory violations have been reported.

Intellectual Property

On July 8, 2025, Zorronet filed a provisional patent application (PPA) in the field of data transfer and processing and received a confirmation of innovation from the Israel Innovation Authority. The follow-on patent application was not advanced due to the lack of progress on the related railway project. Zorronet’s primary intellectual property consists of its proprietary AI software platform, including its algorithms for pattern-of-life analysis, anomaly detection, dynamic scenario generation, and autonomous operational response. Zorronet does not currently hold any registered patents or trademarks.

Darwin Tokens

On July 30, 2025, the Company entered into a Warrant to Purchase Tokens agreement with Synthetic Darwin LLC (“Darwin”), pursuant to which the Company paid a purchase price of $500 in exchange for the right to purchase up to 200,000,000 tokens (the “Warrant Tokens”) at escalating exercise prices ranging from $0.02 to $0.50 per token. The warrant is exercisable in four tranches of 50,000,000 tokens each over a twelve-month period and expires one year from the issue date. The warrant may be exercised for cash, by issuance of the Company’s common stock, by net exercise, or through other agreed forms of payment.

Tokens issued upon exercise are subject to a six-month transfer restriction, subject to certain parity protections. The agreement also provides anti-dilution style protections, including entitlement to a pro rata portion of future token issuances, forks, or increases in total token supply.

At the time of initial acquisition in July 2025, the Company exercised a warrant to acquire 50 million tokens in exchange for the issuance of 147,710 shares of common stock of the Company at a total exercise price of $1,000 thousands. In addition, on October 8, 2025, the Company exercised the second tranche and issued 375,000 shares of common stock of the Company to acquire another 50 million tokens at a total exercise price of $3,360 thousands.

Darwin is a blockchain-based digital token issued and recorded on a distributed ledger. The token may be transferable and trades at market-determined prices on digital asset platforms. The token does not represent an equity interest or contractual claim to assets or cash flows of Darwin.

Corporate Office

T3 Defense’s principal executive office is 575 Fifth Ave, 14th Floor, New York, New York 10017. The Company also has an office at 5 Hagvish, Netanya, Israel. Our main telephone number is 212-791-4663. We maintain a website at www.t3dfns.com through which we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). Alternatively, you may also access our reports at the SEC’s website at www.sec.gov. Information contained on or accessible through our website is not, and should not be considered, part of, or incorporated by reference into, this annual report.

Employees

T3 and its subsidiaries employ 112 employees, of which 2 work directly for T3, 39 employees work for ITS, 11 for Positech, 14 for Tiltan, 17work for Nukk Picolo Ltd., 18 for Rimon, 7 for Zorronet, 2 for Water IO and 2 for Nimbus.

Item 1A. Risk Factors.

Risks Related to Our Business

The audited consolidated financial statements included in this Annual Report have been prepared assuming the Company will continue as a going concern.

The Company recorded negative working capital of approximately $30 million (which includes $24.5 million of stock purchase warrant liabilities which will not require any cash to extinguish) and stockholders’ deficit of $15.6 million as of December 31, 2025; a net operating loss of $32.6 million and net cash used in operations of $6.2 million for the year ended December 31, 2025. Absent any other action, the Company will require additional liquidity to continue its operations for the next 12 months.

After evaluating these conditions, management concluded that its plans, when considered in aggregate, alleviate substantial doubt about the Company’s ability to continue as a going concern. Those plans include: (i) cancellation of a previously contemplated $16 million intercompany note obligation arising from the acquisition of Star 26, which has been mutually agreed to be of no force or effect; (ii) the Company's existing unrestricted cash balance of approximately $7.0 million, sufficient to fund projected operating expenses of its portfolio companies through the look-forward period; (iii) an active Equity Line of Credit ("ELOC") with Esousa Holdings, LLC — legally binding, SEC-registered, and shareholder-approved — providing estimated monthly drawdown capacity of approximately $6.6 million, which exceeds the Company's projected annual operating cash needs; (iv) the Company's majority-owned subsidiaries, including Rimon Ltd. and Nimbus Robotics, which are cash-positive and require no capital support from the Company; (v) management's ongoing efforts to assist subsidiaries in securing or expanding bank credit facilities; (vi) the option to satisfy certain obligations through issuance of equity in lieu of cash; and (vii) the Company's demonstrated track record of capital markets execution, including the completion of PIPE transactions raising approximately $20 million in the prior twelve months.

Management has determined that its plans are probable of being effectively implemented and probable of mitigating the conditions described above, enabling continuation of the Company’s operations for the foreseeable future.

Our unprecedented transformation from financial technology to aerospace and defense lacks any operational track record and may completely fail.

We have recently completed our business model transformation. This transformation required or requires us to: divest our existing operations; acquire and integrate multiple defense companies; establish new regulatory compliance systems for ITAR, DFARS, and other regulations; obtain facility security clearances that typically take 12-18 months; recruit cleared personnel in a competitive market; and develop prime contractor relationships from scratch, all within a short timeframe.

We have never managed a defense program, never held a government contract, never obtained security clearances, and have no established relationships with prime defense contractors. The defense industry operates under fundamentally different business models, regulations, and customer requirements than financial services. There is no assurance that we will successfully execute this transformation or generate any returns from the substantial capital being deployed. Our complete lack of defense industry track record means investors are funding an entirely unproven strategy that may result in total loss of invested capital.

We are attempting to integrate multiple defense companies simultaneously without any aerospace and defense experience.

We have recently acquired Star 26, Tiltan and Nimbus, ITS, and are constantly pursuing other targets, all within a compressed timeframe and without any defense industry acquisition or integration experience. Each acquisition involves different countries (U.S., Israel, Europe), currencies, regulatory regimes, and business models. Managing simultaneous integrations of this magnitude typically requires extensive expertise, dedicated integration teams, and proven playbooks—none of which we possess.

Historical data shows that 70-90% of acquisitions fail to achieve projected synergies, and our complete lack of industry experience significantly increases this failure risk. We may discover post-closing that acquired technologies are obsolete, customer relationships are not transferable, key employees depart, or compliance violations trigger penalties. The complexity of simultaneous multi-jurisdictional defense acquisitions without relevant experience creates extreme execution risk.

Our Chief Executive Officer’s commitments to other companies may limit his ability to devote full-time attention to our business and could result in competition or conflicts of interest, which could adversely affect our operations and financial performance.

Menachem Shalom, our Chief Executive Officer, also serves as the Chief Executive Officer of Star 26, Motomova Inc., and Hold Me Ltd. These roles require Mr. Shalom to devote significant time and resources to the management and strategic direction of these other companies, which may reduce the time and attention he can dedicate to T3. This divided focus could impair our ability to execute our business strategy, particularly as we transition to a defense-focused company following the acquisition of Star 26. The competing demands on Mr. Shalom’s time may delay critical decision-making, hinder our ability to respond to market opportunities, or weaken our operational oversight, all of which could materially adversely affect our business, financial condition, and results of operations.

Furthermore, the businesses of Star 26, Motomova Inc., and Hold Me Ltd. may operate in sectors or pursue opportunities that compete with our current or future operations. While Star 26 is now our wholly-owned subsidiary, Motomova Inc. and Hold Me Ltd. are separate entities with potentially divergent interests. Mr. Shalom’s involvement in these companies could lead to conflicts of interest, including the allocation of business opportunities, resources, or strategic priorities that may favor these other entities over T3. Any such competition or conflicts could harm our competitive position, limit our growth prospects, and negatively impact the value of our securities.

If we do not effectively manage our growth and the associated demands on our operational, risk management, sales and marketing, technology, compliance and finance and accounting resources, our business may be adversely impacted.

In our recent acquisitions, including our acquisitions of Star 26, Tiltan and Nimbus, our business has become increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands, including difficulties in hiring, training, and managing an employee base. Failure to scale could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our reputation and the integration of our products and services. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud, though we have experienced no such material errors, omissions or fraud in the past. Any of the foregoing operational failures could lead to noncompliance with laws, loss of revenues, licenses or other government authorizations, or loss of relationships that could substantially impair or even suspend company operations.

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

We have divested our financial technology business and are now building a defense business, creating operational complexity and execution risk.

We are now focused on acquiring and integrating defense companies. This dual-track strategy has required and may continue to require management attention and resources across divergent activities, including: negotiating divestiture terms while managing acquisition integrations; maintaining legacy compliance obligations while implementing new defense regulations; supporting existing financial services customers during transition while pursuing defense customers; and managing employee uncertainty across both divesting and acquiring operations. The complexity of completing divestitures and acquisitions within a short timeframe significantly increases execution risk and the potential for value destruction in both transactions.

We are subject to heightened operational and cybersecurity risks.

We are subject to heightened operational and cybersecurity risks. Many of our employees work from their homes or other non-company dwellings. Technologies in our employees’ and service providers’ homes and shared office spaces may not be as robust and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable. Further, the security systems in place at our employees’ and service providers’ homes and shared office spaces may be less secure than those used in corporate offices, and while we have implemented technical and administrative safeguards to help protect our systems when our employees and service providers work from home, we may be subject to increased cybersecurity risk which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely.

Our pivot from fintech to the defense sector exposes us to new operational, regulatory, and market risks for which we have limited prior experience.

We have successfully transitioned our business focus from financial technology services to the distribution of advanced defense technologies, primarily through exclusive distribution agreements with Israeli-based companies. This pivot represents a significant shift in our operations, requiring us to develop new expertise in the defense and homeland security markets, including sales, marketing, compliance, and supply chain management tailored to highly regulated industries. Our management team and employees have limited experience in the defense sector, which may result in challenges adapting to industry-specific practices, customer requirements, and competitive dynamics. Failure to effectively manage this transition could lead to operational inefficiencies, delays in fulfilling distribution obligations, or inability to capitalize on market opportunities, adversely affecting our business, financial condition, and results of operations.

We have an exclusive distribution agreement with an Israeli supplier, and any termination, non-renewal, or disruption in this relationship could severely impact our operations.

In August 2025 we executed an exclusive U.S. distribution agreement with BladeRanger Ltd. for drone payload systems. This agreement grants us rights limited to the U.S. defense and homeland security markets and imposes minimum purchase or revenue commitments (e.g., 5, 10, and 15 payloads in Years 1-3). Failure to meet these commitments could result in termination of the agreement, loss of exclusivity, or penalties, forcing us to seek alternative suppliers on less favorable terms or cease operations in these product lines. Any disputes with our suppliers, changes in their business strategies, or external factors affecting their ability to supply products (such as production delays or quality issues) could disrupt our inventory, delay deliveries to customers, and lead to lost revenue or reputational damage.

Our minimum purchase and revenue commitments under the BladeRanger distribution agreement creates financial risks, including potential cash flow strains and inventory overhang.

The BladeRanger agreement requires us to meet escalating minimum commitments, starting at 5 payloads in Year 1 and increasing thereafter. If market demand falls short—due to economic downturns, technological shifts, or competitive pressures—we may be forced to purchase excess inventory or incur shortfall penalties, straining our liquidity and working capital. Excess inventory could lead to obsolescence write-offs if products become outdated before sale. Our ability to finance these commitments depends on generating sufficient cash flows or accessing capital markets, and failure to do so could lead to defaults, termination of agreements, or dilution of shareholder equity through additional financing.

We have entered into an exclusive distribution agreement with minimum purchase and revenue commitments that we may be unable to meet, which could result in the loss of exclusivity or termination of these agreements, materially harming our business and financial condition.

Our exclusive distribution agreement with BladeRanger Ltd. requires us to achieve substantial minimum purchase targets. Specifically, we must purchase minimum quantities of drone payloads from BladeRanger (5 units in Year 1, 10 units in Year 2, and 15 units in Year 3). If we fail to meet these commitments, we may lose our exclusive distribution rights or face agreement termination, which would adversely impact our defense sector strategy.

Any significant disruption in our technology could adversely impact our brand and reputation and our business, operating results, and financial condition.

During our transformation period, we are building new technology infrastructure to support defense operations and have divested our legacy financial technology systems. Our reputation and ability to grow our defense business depends on our ability to develop and maintain systems that meet defense industry standards for reliability, scalability, and performance, including compliance with DFARS cybersecurity requirements and maintaining systems capable of handling classified information processing once we obtain necessary clearances. The proper functioning of our future defense products and services will depend on secure networks, encrypted communications, and systems that meet government security standards.

Our systems, the systems of our third-party service providers and partners, and defense networks we will interact with, have experienced from time to time and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Some of our systems, particularly those we have acquired from Star 26 and Tiltan, or the systems of our third-party service providers and partners are not fully redundant, and our or their disaster recovery planning may not be sufficient for all possible outcomes or events.

If any of our systems, or those of our third-party service providers, are disrupted for any reason, our defense products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our services. For defense contracts, system failures could result in program delays, cost overruns, performance penalties, or contract terminations. This could lead to missed contract milestones, incomplete or inaccurate program reporting, loss of sensitive government information, increased demand on limited program management resources, government claims, and complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Frequent or persistent interruptions in our services could cause current or potential defense customers or partners to believe that our systems are unreliable, leading them to select other contractors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands in the defense community. Moreover, to the extent that any system failure or similar event results in damages to our customers or their programs, these customers or the government could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, are likely to be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation, and damage to our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition. In addition, we are continually developing our information systems and technologies to meet defense industry requirements. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could have an adverse impact on our business, internal controls (including internal controls over financial reporting), operating results, and financial condition. Because we will be subject to defense regulation in multiple jurisdictions, frequent or persistent interruptions could also lead to regulatory scrutiny, significant fines and penalties, potential debarment, and mandatory and costly changes to our business practices, and ultimately could cause us to lose facility security clearances or government contracts that we need to operate, or prevent or delay us from obtaining additional clearances and contracts that may be required for our business.

We rely on third parties in critical aspects of our business, which creates additional risk. Our ability to offer our services depends on relationships with other financial services institutions and entities, and our inability to maintain existing relationships or to enter into new such relationships could impact our ability to offer services to customers.

As we build our defense business, we will depend on relationships with prime defense contractors, specialized subcontractors, and government-approved suppliers. We will depend on various third-party partners including prime contractors who control access to major defense programs, cleared facilities for classified work, and specialized defense supply chains.

To participate in defense programs, we must establish relationships with prime contractors and other defense companies for teaming agreements, joint ventures, and subcontracting opportunities. Major primes like Lockheed Martin, Boeing, and Raytheon control the majority of defense spending and often prefer working with established partners. Our ability to win defense contracts depends on our ability to establish these critical relationships despite our lack of track record.

Also, critical aspects of our defense technology will rely on third-party technologies, including specialized defense components, ITAR-controlled technologies, and government-furnished equipment. Our lack of established relationships in the defense industry and foreign ownership structure may be an impediment to our ability to establish partnerships with major defense contractors. Should potential partners refuse to work with us, we would be at risk of being unable to participate in major defense programs.

Third parties upon which we rely for defense programs may refuse to partner with us, may breach their agreements with us, refuse to enter into agreements on commercially reasonable terms, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to established defense contractors, any of which could prevent us from competing effectively and materially and adversely affect our business, financial condition, results of operations and prospects.

Some third parties that provide services to the defense industry may have significant market power and be able to impose unfavorable terms on new entrants like us. In addition, there can be no assurance that third parties will be willing to work with us on acceptable terms, or at all. If we cannot establish necessary partnerships, we may be unable to compete for defense contracts, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Risks Related to the Defense Industry

We lack the facility security clearances and cleared personnel required for 90% of U.S. defense contracts.

Approximately 90% of U.S. defense contracts require facility security clearances that we completely lack. Obtaining clearances involves: 12-18 month investigation periods; extensive ownership documentation complicated by our foreign ties; sophisticated security system implementation; designation of cleared U.S. citizen executives; and ongoing compliance costs exceeding $500,000 annually. Our foreign ownership through Israeli subsidiaries may preclude certain clearance levels entirely or require restrictive FOCI mitigation agreements. Without clearances, we are excluded from classified programs, sole-source contracts, prime contractor opportunities, and the majority of defense spending.

 Fixed-price defense contracts expose us to unlimited losses without cost estimation experience.

The majority of defense contracts are fixed-price, meaning we bear all risk of cost overruns. We have zero experience estimating defense program costs, which require sophisticated models accounting for technical complexity, regulatory compliance, supply chain volatility, labor escalation, and schedule delays. Industry data shows 65% of major defense programs experience cost overruns exceeding 25%. Our lack of historical data, experienced estimators, and program management expertise virtually guarantees significant losses. A single major fixed-price contract loss could exceed our entire equity base.

Export control violations could result in criminal prosecution and permanent debarment.

Operating in defense requires strict ITAR and EAR compliance, where violations carry criminal penalties, fines up to $1 million per violation, and permanent debarment. We lack export compliance programs, technology control plans, licensing expertise, deemed export procedures, and supply chain compliance systems. Our Israeli operations create immediate deemed export risks. Recent enforcement actions include: Raytheon paying $100 million, multiple executive criminal convictions, and permanent debarments. Our lack of compliance infrastructure creates extreme risk of violations that could destroy our business.

We face overwhelming competition from established prime contractors.

The aerospace and defense industry is dominated by companies like Lockheed Martin, Boeing, and Raytheon with 100+ year histories, billions in R&D budgets, thousands of cleared personnel, established customer relationships, and political influence. These contractors win 80% of defense dollars through evaluation criteria favoring past performance we don’t have. As a new entrant with zero track record, we face insurmountable disadvantages in competing for contracts. Small defense companies have failure rates exceeding 60% within five years.

We must comply with complex defense regulations without any infrastructure.

Defense operations require compliance with ITAR, DFARS, CMMC, FAR, CAS, and other regulations for which we have zero infrastructure or expertise. Implementation costs typically exceed $3-5 million in year one. Common violations include inadvertent technical discussions, missing flow-down clauses, and inadequate cybersecurity. Recent enforcement: Raytheon paid $950 million, Boeing suspended from contracts. Our lack of compliance infrastructure virtually guarantees violations resulting in suspension or debarment.

Our defense distribution business is subject to complex export control laws and regulations, including ITAR and EAR, and failure to comply could result in significant fines, loss of export privileges, and reputational damage.

The distribution of drone payloads and advanced defense software is subject to strict U.S. export control regulations, including the International Traffic in Arms Regulations (ITAR) and Export Administration Regulations (EAR). We must obtain and maintain appropriate licenses and ensure compliance with all export restrictions. Any violations, even inadvertent ones, could result in criminal and civil penalties, loss of export privileges, debarment from government contracts, and severe reputational harm.

Dependence on government and homeland security customers exposes us to risks associated with budget constraints, procurement processes, and policy changes.

A significant portion of our target market consists of U.S. government agencies, military branches, and homeland security entities, whose purchases are subject to federal budgeting cycles, sequestration, or shifts in defense priorities. Reductions in defense spending, delays in appropriations, or changes in administration policies could decrease demand for our distributed products, impacting our revenue projections. Government procurement processes are often lengthy, competitive, and unpredictable, requiring us to navigate complex bidding requirements without guaranteed success. Moreover, as a distributor rather than a manufacturer, we may face challenges in qualifying for certain contracts that favor direct suppliers or U.S.-based entities. Failure to secure key contracts or adapt to policy shifts could result in underutilization of our distribution rights, inability to meet minimum commitments under our agreements, and substantial financial harm.

The defense procurement process is lengthy, complex, and highly competitive, which may prevent us from achieving the revenue targets required under our distribution agreements.

Sales to defense and homeland security customers typically involve long procurement cycles, extensive testing and certification requirements, competitive bidding processes, and budget constraints. These factors could make it difficult to achieve the aggressive revenue targets we have committed to, particularly the escalating purchase requirements under the BladeRanger agreement.

We face potential liability and indemnification obligations related to the defense products we distribute, which could expose us to significant financial losses.

As the exclusive U.S. distributor of drone payloads and defense software, we may face product liability claims, indemnification obligations, or lawsuits related to product performance, defects, or misuse. While our agreements include certain protections, we could still face substantial legal costs, damages, and reputational harm from claims related to these defense technologies, particularly given their use in critical security applications.

Risks Related to Geopolitical and Macroeconomic Conditions

Risks Related to the Ongoing Conflict in Israel and Regional Instability

The ongoing “Swords of Iron” war and the broader military conflict in the Middle East have had, and may continue to have, a material adverse effect on our Israeli operations, supply chains, personnel, and ability to execute our business strategy.

Since October 7, 2023, Israel has been engaged in an ongoing multi-front military conflict, initially triggered by the Hamas attack on southern Israel and subsequently expanding to military operations against Hezbollah in Lebanon, Houthi forces in Yemen, Iranian-backed militias in Syria and Iraq, and direct hostilities with Iran, including a 12-day conflict in June 2025 that resulted in over a billion dollars in claimed property damage in Israel. The majority of our operations, employees, and subsidiaries are located in Israel. Our Israeli subsidiaries — including B. Rimon Agencies Ltd., Tiltan Software Engineering Ltd., Nimbus Drones Technologies Ltd. and I.T.S. Industrial Tecno-logic Solutions Ltd., Positech Ltd. — are directly exposed to the consequences of this conflict, including missile and drone attacks on Israeli territory, temporary evacuation of employees from facilities subject to attack, disruptions to supply chains and shipping routes (exacerbated by attacks by the Houthi movement on shipping in the Red Sea, which have materially increased transportation costs and delivery times), material and component shortages resulting from limitations imposed by certain countries on exports to Israel, and general economic instability. The security situation has created additional challenges, including reluctance by certain foreign counterparties to perform contractual obligations with Israeli entities during hostilities, various bans and limitations on trade and cooperation with Israel-related entities, and fluctuations in the value of the New Israeli Shekel. While ceasefire agreements have been reached on certain fronts, the security situation remains volatile, and the scope, duration, and ultimate consequences of the conflict remain highly uncertain.

Mandatory military reserve duty obligations have resulted in, and may continue to result in, significant personnel shortages that disrupt our operations, production schedules, and ability to fulfill contractual obligations.

Under Israeli law, Israeli citizens and permanent residents are subject to mandatory military reserve service obligations. Since the commencement of the “Swords of Iron” war, our need for employees, particularly in the fields of production and development, has increased in light of higher demand for defense products, while at the same time a significant number of our employees have been called up for military reserve duty, creating recurring personnel shortages. As a smaller reporting company with few employees, the impact of reserve duty call-ups on our operations may be disproportionately severe. Many of our key technical personnel, engineers, and production workers are of military reserve age and are subject to call-up with little or no advance notice, for unpredictable durations. During the initial phase of the conflict, Israeli companies in our sector experienced workforce reductions of up to 40% and operational suspensions lasting 60 days or more. If a material number of our employees are called for reserve duty simultaneously, or if key personnel are called during critical project delivery or acquisition integration periods, we may be unable to meet contractual deadlines, maintain production schedules, fulfill customer orders, or operate our businesses at required levels, any of which could result in breach of contract, loss of customer relationships, financial penalties, and material harm to our business, financial condition, and results of operations.

Escalating global conflicts, particularly the ongoing wars in the Middle East and Ukraine, create both heightened demand and severe operational risks for our business.

The global security environment has deteriorated significantly, with active military conflicts in the Middle East (including the ongoing conflict in Israel and the broader regional tensions involving Iran, Hezbollah, and other actors) and the continuing war in Ukraine now entering its fourth year. While these conflicts may drive increased defense spending globally, they create severe and direct operational risks for our company. Our Israeli subsidiaries, including B. Rimon Agencies Ltd., Tiltan Software Engineering Ltd., Nimbus Drones Technologies Ltd., and I.T.S. Industrial Tecno-logic Solutions Ltd., operate in an active conflict zone where missile attacks, drone incursions, and ground operations pose immediate threats to our facilities, personnel, and supply chains. Mandatory military reserve duty requirements have at times removed significant portions of the Israeli workforce from civilian employment, directly affecting our subsidiaries’ ability to maintain production schedules and fulfill contractual obligations. Flight suspensions and port disruptions in Israel can impede logistics and delay delivery of critical defense products. The continuation or escalation of these conflicts could result in physical damage to our facilities, loss of key personnel, disruption of production, inability to fulfill contractual obligations, and substantial uninsured losses.

We do not carry war risk insurance for our Israeli operations, and losses arising from military conflict would be entirely unrecovered.

Standard commercial insurance policies maintained by our Israeli subsidiaries exclude losses arising from war, military action, terrorism, and related events. Specialized war risk insurance coverage for our Israeli operations is either unavailable or available only at costs that are prohibitively expensive relative to our current financial resources. Accordingly, we carry no insurance coverage for physical damage to our facilities, destruction of inventory or equipment, business interruption, or loss of key personnel resulting from missile strikes, drone attacks, or other military action. To date, none of our facilities have sustained physical damage from the conflict, but we cannot predict whether this will remain the case, particularly in the event of an escalation of hostilities with Iran or an expansion of the conflict to additional fronts. Any war-related losses would be borne entirely by us with no prospect of insurance recovery, which could materially impair our financial condition and ability to continue operations.

The conflict has resulted in limitations on exports to Israel, attacks on defense companies by anti-Israeli organizations, and reputational risks that may impair our ability to conduct international business.

The ongoing conflict has resulted in limitations imposed by certain countries on exports to Israel, restrictions on defense cooperation with Israeli entities, and expanding boycott, divestment, and sanctions (BDS) campaigns targeting Israeli companies and companies doing business with Israel. As a smaller company without the resources or global infrastructure of an established prime contractor, we are vulnerable to such disruptions. International customers, partners, and distributors may decline to do business with us or our Israeli subsidiaries due to political pressure, reputational concerns, or changes in their governments’ policies toward Israel. Our employees at Israeli subsidiaries may face increased pressure due to geopolitical considerations, potentially affecting our ability to attract and retain talent. Any of these developments could limit our addressable market, disrupt our supply chains, impair our revenue growth, and adversely affect our business, financial condition, and results of operations.

Our business partners, customers, and suppliers may invoke force majeure or otherwise fail to perform their contractual obligations as a result of the conflict, which could disrupt our operations and revenue.

The SEC has noted that companies with operations or business relationships in conflict-affected areas should evaluate the potential impacts of counterparties failing to perform obligations, including by invoking force majeure provisions. Several of our contracts with Israeli and international counterparties contain force majeure clauses that may be triggered by the ongoing military conflict or by future escalations. If our customers delay or cancel orders, if our suppliers are unable to deliver materials or components due to export restrictions, shipping disruptions, or damage to their own facilities, or if our business partners invoke force majeure to suspend or terminate contractual obligations, our revenue, supply chain continuity, and business operations could be materially adversely affected. Additionally, we may be unable to invoke force majeure in our own favor if we are unable to perform under our contracts due to the conflict, exposing us to potential claims for breach of contract and damages.

Rising global defense spending may not translate into revenue for our company, and shifts in government budget priorities could adversely affect demand for our products and services.

Global defense spending has reached levels not seen since the Cold War, with NATO members moving toward a 3.5% of GDP defense spending target and the United States proposing its first-ever trillion-dollar defense budget for fiscal year 2026. While these macro trends may appear favorable, there is no assurance that increased defense budgets will result in contracts or revenue for our company. Government defense budgets are subject to annual appropriations, continuing resolutions, sequestration, and political priorities that can shift rapidly. Changes in administration, shifting threat assessments, and fiscal constraints may redirect defense spending away from the categories of products and services we offer. Moreover, as a relatively small and newly formed defense platform, we lack the established relationships and past performance record that government procurement officers and prime contractors rely upon when awarding contracts. Even in a period of rising defense budgets, we may be unable to capture meaningful contract awards, which would adversely affect our ability to achieve profitability and fund ongoing operations.

U.S. trade policy, including tariffs and export restrictions, may increase our costs, disrupt our supply chains, and limit our market access.

The current U.S. trade policy environment is characterized by elevated tariffs, evolving export control regimes, and increasingly restrictive foreign investment regulations. Tariffs on imported materials, components, and finished defense products from allied countries, including Israel, may increase our procurement costs and reduce our margins. Our Israeli-manufactured products, including generators, drone payloads, motion control systems, and AI software, may become subject to new or increased tariffs that we cannot pass on to customers. Additionally, U.S. export control regulations, including the International Traffic in Arms Regulations (ITAR) and Export Administration Regulations (EAR), are becoming more stringent, and any violations, even inadvertent, could result in criminal and civil penalties, loss of export privileges, or debarment from government contracts. Changes in the U.S.-Israel trade relationship, including renegotiation of free trade agreements or changes in defense cooperation frameworks, could materially and adversely affect our business.

Intensifying great-power competition and the fragmentation of international trade and security frameworks create systemic risks to our business model.

The international security and trade architecture is undergoing fundamental restructuring. U.S.-China strategic competition has resulted in export restrictions on critical technologies, restrictions on Chinese rare earth exports (which are essential for defense manufacturing), and the formation of competing technology and security blocs. Russia’s invasion of Ukraine has triggered comprehensive sanctions regimes, disrupted energy markets, and accelerated European rearmament. The potential expiration of the New START nuclear arms control treaty in 2026, combined with expanding nuclear arsenals and proliferation risks, increases the likelihood of a new arms race with attendant risks to global stability. China’s demonstrated willingness to weaponize its dominance in rare earth minerals, critical semiconductor components, and drone components as instruments of geopolitical coercion threatens supply chains throughout the defense industry, including our own. These systemic risks may result in higher input costs, disrupted supply chains, restricted market access, and an operating environment of sustained uncertainty that depresses investment and growth.

Our Israeli operations face active military conflict without war risk insurance.

Our Israeli subsidiaries operate in an active conflict zone with ongoing military operations. Risks include: missile attacks that could destroy facilities; mandatory reserve duty removing 30% of workforce; flight suspensions preventing logistics; supply chain disruptions; cyber attacks on defense companies; and economic impacts from mobilization. Standard insurance excludes war risks, and specialized coverage is unavailable or prohibitively expensive. During the October 2023 conflict, Israeli companies experienced 40% workforce reductions and 60-day operational suspensions. War-related losses would be entirely unrecovered.

Operating across multiple jurisdictions creates irreconcilable legal conflicts.

Our U.S., Israeli, and European operations create conflicts between national security laws, technology transfer restrictions, and foreign investment regulations. Critical conflicts include: U.S. ITAR restrictions versus Israeli technology requirements; CFIUS powers versus Israeli defense controls; EU privacy laws versus U.S. surveillance requirements; and conflicting sanctions regimes. Compliance with one jurisdiction’s laws may violate another’s, creating permanent risk regardless of our compliance efforts.

Our foreign ownership structure may permanently preclude classified U.S. defense programs.

Our foreign ties may exclude us from classified programs representing 40% of defense spending. The National Industrial Security Program requires FOCI mitigation that severely restricts operations. Even with mitigation, we would be excluded from Special Access Programs and the highest-value contracts. Major primes increasingly refuse to work with FOCI-mitigated companies. Our structure may create an insurmountable barrier to 40% of the U.S. defense market.

Geopolitical tensions, international conflicts, or changes in U.S.-Israel relations could disrupt our supply chain and restrict our ability to distribute defense technologies.

As our subsidiaries are currently based in Israel, our operations are vulnerable to geopolitical risks in the Middle East, including ongoing conflicts, political instability, or escalations involving Israel. Such events could lead to supply disruptions, increased costs for shipping or insurance, or export restrictions imposed by Israeli authorities. Furthermore, shifts in U.S. foreign policy, trade relations with Israel, or sanctions could limit our access to these technologies. For instance, heightened tensions might result in delays at ports, damage to supplier facilities, or workforce disruptions in Israel, directly impacting our ability to fulfill customer orders. If we cannot secure alternative sources quickly, these risks could cause significant interruptions in our business, leading to breaches of customer contracts, financial losses, and potential legal liabilities.

We are subject to stringent U.S. and international regulations governing defense technologies, and non-compliance could result in fines, loss of licenses, or restrictions on our operations.

The distribution of defense-related products, including drone payloads and software for GPS-denied navigation, AI simulations, 3D mapping, and multi-sensor management, is heavily regulated under U.S. laws such as the International Traffic in Arms Regulations (ITAR), Export Administration Regulations (EAR), and the Arms Export Control Act. These regulations require us to obtain export licenses, register as a defense exporter, and comply with end-user restrictions, particularly since our products originate from Israel and are intended for U.S. defense and homeland security applications. Violations, even unintentional, could lead to civil or criminal penalties, revocation of licenses, or debarment from government contracts. Additionally, changes in regulatory interpretations or heightened scrutiny of foreign-sourced defense tech could impose new compliance burdens, increasing our costs and delaying product distribution. Our limited experience in this regulatory environment heightens the risk of oversight failures, which could materially adversely affect our business and reputation.

Risks Related to Our Financial Condition

We lack the financial infrastructure required for defense contracting.

We will require additional capital to support our operations, particularly since we intend to focus on obtaining meaningful defense contracts. Defense contractors require, among other requirements, performance bonds equaling 100% of contract value; payment bonds; letters of credit; working capital lines for 60-90 day payment cycles; and DCAA-compliant accounting systems. Surety companies require 3 years of profitable operations we don’t have. Banks won’t provide credit without contract history and positive cash flow. Without bonding, we cannot bid on contracts exceeding $150,000. These gaps exclude us from meaningful defense contracts.

Risks Related to Our Existing Capital Structure

The outstanding warrants, convertible preferred stock, and our equity line of credit facility may result in substantial dilution to existing stockholders and depress our stock price.

Our capital structure includes a significant number of securities that are currently convertible into or exercisable for shares of our Common Stock. As of the date of this report, these include: (i) shares of Series A Convertible Preferred Stock convertible to an aggregate of 2,044,800 shares of Common Stock; (ii) shares of Series B Convertible Preferred Stock issued in the February 2026 Private Placement, initially convertible into 4,6944835 shares of Common Stock at a conversion price of $2.13 per share, with the conversion price subject to further downward adjustment upon stockholder approval or the effectiveness of a registration statement; (iii) 2,357,303 warrants issued in the February 2026 Private Placement, exercisable at $2.13 per share with a cashless exercise option based on Black-Scholes value ; (iv) an aggregate of 9,460,345 warrants to purchase Common Stock; and (v) the Company’s equity line of credit agreement under which the Company may sell shares of Common Stock from time to time. The conversion or exercise of all or a significant portion of these securities would result in the issuance of a substantial number of additional shares of Common Stock, which would significantly dilute the ownership interest of existing stockholders and could materially depress the market price of our Common Stock.

The price-based anti-dilution provisions in our convertible preferred stock may create a self-reinforcing cycle of dilution if our stock price declines.

The Series B Convertible Preferred Stock and the associated warrants issued to the purchaser contain price-based anti-dilution adjustment provisions that automatically reduce the conversion or exercise price — and correspondingly increase the number of shares of Common Stock issuable upon conversion or exercise — if we issue additional shares or convertible securities at prices below the then-applicable conversion or exercise price (subject to certain exempt issuances). The conversion price of the Series B Preferred Stock is also subject to further downward adjustment upon receipt of stockholder approval to the lower of the then-applicable conversion price and the market price of the Common Stock at the time of the triggering event. These provisions mean that if our stock price declines, the holders will be entitled to convert into or exercise for a greater number of shares than initially contemplated, resulting in additional dilution beyond what was anticipated at the time of the original issuance. This downward price adjustment mechanism may create a self-reinforcing cycle: declining stock prices trigger increased conversion shares, the prospect of which further depresses the stock price, leading to further adjustments and additional dilution. Such “death spiral” dynamics have been observed in other public companies with similar convertible security structures and can result in severe erosion of value for existing common stockholders.

The substantial overhang of shares issuable upon conversion of preferred stock and exercise of outstanding warrants may depress our stock price regardless of our operating performance.

Even if the holders of our convertible preferred stock and warrants do not immediately convert or exercise their securities, the existence of a large number of shares of Common Stock that may be issued in the future creates a significant “overhang” that may depress the trading price of our Common Stock. Market participants may sell existing shares in anticipation of future dilutive issuances, or may be unwilling to purchase shares knowing that a substantial number of additional shares may enter the market at any time. The Star Warrant alone, if fully exercised, would result in the issuance of over 12 million additional shares at $1.50 per share. The Series A and Series B Preferred Stock, if fully converted at their respective current conversion prices, would result in the issuance of additional shares representing a significant percentage of our currently outstanding Common Stock. The aggregate potential dilution from all outstanding convertible securities and warrants is substantial relative to our current public float, and this overhang may discourage new investment, impair our ability to raise capital on favorable terms, and limit the potential appreciation of our stock price, regardless of our operating performance.

We expect to issue additional shares of Common Stock or other securities in the future to fund acquisitions and operations, which would further dilute existing stockholders.

Our business strategy depends on acquiring and integrating defense companies, which we have historically financed in significant part through the issuance of equity securities. We expect to continue to use our Common Stock as acquisition currency, to fund operations, and to attract and retain employees and consultants. We are also obligated to issue additional shares under existing contractual commitments, including shares issuable to the Tiltan seller based on earn-out provisions, additional shares that may be issuable in connection with the ITS acquisition upon exercise of our option to acquire the remaining 49%, and shares that may be issued under future equity incentive plans that will require stockholder approval under Nasdaq listing rules. Each additional issuance of Common Stock or convertible securities will further dilute the ownership interest and economic value of existing stockholders’ shares, may reduce earnings per share, and may adversely affect the market price of our Common Stock. There can be no assurance that we will be able to issue additional equity securities on terms favorable to us, and any future issuances may be on terms significantly dilutive to existing stockholders.

Our stock price has been and may continue to be highly volatile, and investors may not be able to resell their shares at or above the price at which they purchased them.

The market price of our Common Stock has been subject to significant volatility since our transition from a financial technology company to a defense holding company. The trading price may continue to fluctuate widely in response to factors including: our ability to successfully execute our defense acquisition strategy and integrate acquired companies; quarterly variations in our results of operations or those of our competitors; changes in defense spending priorities or government budget sequestration; negative publicity regarding the conflict in Israel, changes in U.S.-Israel relations, or BDS campaigns targeting Israeli companies; changes in financial estimates or recommendations by securities analysts; sales of Common Stock by insiders, large stockholders, or holders of convertible securities; the exercise of warrants or conversion of preferred stock; draws under the ELOC; announcements of new acquisitions, contracts, or products by us or our competitors; and general market conditions and macroeconomic factors. Our Common Stock has a relatively limited public float and trading volume, which amplifies price movements in response to trading activity. There can be no assurance that the market price of our Common Stock will not decline significantly from current levels.

We are currently at risk of failing to maintain the minimum bid price required by Nasdaq Listing Rules.

Pursuant to Nasdaq Listing Rule 5550(a)(2), if we fail to maintain a minimum bid price of $1.00 for thirty consecutive trading days (the “Minimum Bid Price”) and do not rectify the situation, our Common Stock could be delisted from Nasdaq, in which case trading of our Common Stock would most likely take place on an over-the-counter market established for unlisted securities. Our Common Stock has traded under $1.00 since March 20, 2026. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our Common Stock on an over-the-counter market, and many investors would likely not buy or sell our Common Stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our Common Stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our Common Stock.

Under Nasdaq Rule 5810(c)(3)(A)(iv), if the price of our Common Stock fails to satisfy the Minimum Bid Price Requirement (A) within one year after effectiveness of a reverse stock split or (B) if the Company has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the Company shall not be eligible for any compliance period specified in Rule 5810(c)(3)(A) and the Listing Qualifications Department will issue a Staff Delisting Determination under Rule 5810 with respect to that security, and the Common Stock would be subject to delisting by Nasdaq without any opportunity for a cure period. On October 11, 2024, the Company effected a one-for-eight reverse stock split of the Common Stock. Accordingly, if the Company implements a reverse stock split after the price of our Common Stock fails to satisfy the Minimum Bid Price Requirement with a cumulative ratio combined with the prior reverse split of 250 shares or more to one, the Company will not be eligible for any compliance period specified in Rule 5810(c)(3)(A) and the Listing Qualifications Department will issue a Staff Delisting Determination under Rule 5810 with respect to our Common Stock, which would then be subject to delisting by Nasdaq.

For these reasons and others, delisting would adversely affect the liquidity, trading volume, investor interest and price of our Common Stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

On August 28, 2025, we received a deficiency letter from Nasdaq indicating that we no longer complied with the minimum Market Value of Listed Securities requirement of $50 million for continued listing. On September 26, 2025, we received written confirmation from Nasdaq that we had regained compliance with the minimum Market Value of Listed Securities requirement and the matter was now closed. There can be no guarantee that we will continue to meet the requirements for listing on Nasdaq. Our failure to maintain compliance, and our failure to regain compliance thereafter, could result in delisting, which would trigger debt acceleration, acquisition agreement breaches, loss of blue sky law exemptions, elimination of trading liquidity, inability to use stock as currency, and severe capital raising constraints. Based on historical precedent, companies receiving deficiency notices face significant challenges in maintaining regaining compliance.

We might not be able to consummate the second tranche of our recent financing.

Pursuant to the terms of the Securities Purchase Agreement executed in February 2026, the Purchaser agreed to purchase an additional 200 units for an additional investment of $10 million following (i) the effectiveness of a registration statement and (ii) stockholder approval of the issuance of the transactions contemplated by the Securities Purchase Agreement as required pursuant to Nasdaq rules. In addition, the stock price must be at least $1.00 and the value of the trading in the Company’s stock on Nasdaq for the 10 consecutive days preceding the second closing is at or above $900,000 (the “Second Closing Market Trading Value”), provided that if the Second Closing Market Trading Value is less than $900,000, then there will be a proportionate reduction in the number of units to be sold at the second closing. As a result of all the foregoing conditions, there is a possibility that the Purchaser will not have to consummate the additional investment of $10 million in which case the Company will utilize its current ELOC facility.

Star has the right to require the Company to exchange the Investment Note for all the shares of Star then held by the Company if the Common Stock is delisted.

Pursuant to the terms of the Purchase Agreement, the aggregate consideration paid by the Company for all the shares of Star consisted of: (i) $16,000,000, which was paid to Star 26 by the issuance by the Company of the Investment Note; (ii) $500,000 in cash, representing $5,000,000 less $4,500,000 previously borrowed by Star 26 from the Company; (iii) 4,770,340 Common Shares; (iv) the Warrant to purchase 12,017,648 Warrant Shares at an exercise price of $1.50 per share, exercisable for a period of five years from the Closing Date; (v) the Six-Month Note in the principal amount of $3,000,000, which accrues interest at the rate of 8% per annum and matures on July 12, 2026; and (vi) the Three-Month Note in the principal amount of $3,000,000 (the “Three-Month Note”), which matures on April 12, 2026. The Common Shares, the Warrant, the Six-Month Note and the Three-Month Note were subsequently assigned by Star 26 to the Star shareholders, pro ratably based on their equity ownership in Star 26. The Purchase Agreement provides that if, for a period of 12 months after the closing, the Common Stock is delisted from Nasdaq, Star 26 shall have the right, at its own discretion, to require the Company to exchange the Investment Note for all the shares of Star 26 then held by the Company. In such instance, Star 26 shall retain any cash payments made by the Company to Star 26 and the Company shall retain an equity interest in Star 26 equivalent to all cash payments. Given the current stock price of our Common Stock and the previous reverse stock splits effectuated by the Company, there is a possibility that our Common Stock could be delisted and Star would exercise its right to exchange the Investment Note for the shares of Star owned by the Company.

There is no assurance that we will achieve and maintain profitability or that our revenue and business models will be successful.

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

We are subject to complex income and non-income tax laws and regulations in the United States and a variety of foreign jurisdictions. Our Israeli subsidiaries and cross-border defense operations create particular complexity. Both the United States and foreign jurisdictions may revise corporate income tax and other non-income tax laws which could impact the amount of tax due in such jurisdiction.

Our determination of our corporate income tax liability is subject to review and may be challenged by applicable U.S. and foreign tax authorities. Any adverse outcome of such challenge could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Defense contracts often involve complex cost accounting standards and allowable cost determinations that affect tax treatment. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. Furthermore, as we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the characterization and source of income or other tax items, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. The transfer of defense technology between our U.S. and Israeli operations raises particular transfer pricing complexities. The taxing authorities of the jurisdictions in which we operate may challenge our tax treatment of certain items or the methodologies we use for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of T3 — Critical Accounting Policies”. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, particularly for defense contracts with multiple deliverables and milestone payments, evaluation of tax positions, inter-company transactions, and the valuation of stock-based awards, among others. Defense contracts require particular judgment in percentage-of-completion accounting and estimating costs to complete. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Common Stock.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. As we transition to defense contracting, we must adopt government cost accounting standards and comply with DCAA requirements, which are significantly different from our previous financial services accounting. A change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public.

Defense contracting involves unique accounting requirements including Cost Accounting Standards (CAS), progress payment billing, and complex revenue recognition for long-term contracts. We lack experience with these specialized accounting requirements, and establishing DCAA-compliant accounting systems typically costs $500,000 to $1 million.

There remains uncertainty on how companies transitioning between industries should account for discontinued operations, acquisition-related costs, and transformation expenses. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods, restate our financial statements or impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

Business metrics and other estimates are subject to inherent challenges in measurement, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics.

As we transition from financial technology to defense, our traditional business metrics are no longer applicable, and we have not yet established meaningful defense industry metrics. We will need to develop new metrics relevant to defense contracting, such as contract backlog, book-to-bill ratios, win rates, and program performance indices. These metrics will be calculated using internal company data and initially will not be validated against industry standards. While these numbers will be based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in such measurements. During our transformation period, we have minimal operational metrics to report, making it difficult for investors to evaluate our progress or compare us to established defense contractors.

Our future defense business metrics may also be impacted by program delays, contract modifications, stop-work orders, or classification restrictions that limit disclosure. Government contracting involves unique reporting requirements and restrictions that differ significantly from commercial business metrics. If our metrics provide us with incorrect or incomplete information about program performance and contract profitability, we may make inaccurate conclusions about our business.

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

Additional financing may not be available on terms favorable to us, if at all. If we incur additional debt, the debt holders would have rights senior to holders of our Common Stock to make claims on our assets, and the terms of any debt could restrict our operations.

Risks Related to Our Employees and Other Service Providers

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

The loss of our chief executive officer, or our failure to attract and retain other highly qualified personnel in the future, could adversely impact our business, operating results, and financial condition.

We operate in an industry that requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Menachem Shalom, our Chief Executive Officer and a director and other key service providers across finance, compliance, legal, talent and marketing.

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

Additional Risk Factors

Cybersecurity requirements exceed our current capabilities.

Defense contractors face sophisticated nation-state cyber threats and strict requirements we cannot meet. The Cybersecurity Maturity Model Certification requires 110 security controls, third-party assessment, and ongoing monitoring. Our inadequate cybersecurity virtually guarantees a breach that could result in contract loss and massive liability.

Environmental liabilities could exceed our resources.

Aerospace operations create environmental liabilities including hazardous materials, groundwater contamination, and air emissions with unlimited remediation costs. Recent examples: Raytheon allocated $1.2 billion for cleanup. Environmental insurance excludes pre-existing conditions. Discovery of contamination could trigger costs exceeding our market capitalization.

Menachem Shalom, our Chief Executive Officer and a director, beneficially owns a substantial percentage of our outstanding Common Stock and, if he exercises his warrants, would control a majority of the voting power of our Common Stock. This will allow him to exert significant control over corporate decisions and may discourage transactions that other stockholders may favor.

As of March 30, 2026, Menachem Shalom, our Chief Executive Officer and a director, beneficially owned 8,260,369 shares of our Common Stock, representing approximately 19.4% of our issued and outstanding shares of Common Stock. This beneficial ownership includes a five-year warrant to purchase an aggregate of 12,017,648 shares of our Common Stock at an exercise price of $1.50 per share. As a result of his current ownership position and his potential to acquire voting control of a majority of our outstanding Common Stock through the exercise of his warrant, Mr. Shalom has, and upon exercise of the warrant would have, the ability to exert significant influence over, or control, substantially all matters requiring stockholder approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, approval of mergers, acquisitions, and other business combinations, and the outcome of any other matter submitted to a vote of stockholders. This concentration of voting power could have the effect of delaying, deterring, or preventing a change of control of the Company, even if such a transaction would be beneficial to other stockholders, and could deprive other stockholders of the opportunity to receive a premium for their shares. Mr. Shalom’s interests may not always be aligned with the interests of other stockholders, and he may exercise his voting power in a manner that advances his own interests to the detriment of other stockholders.

In addition, Mr. Shalom involvement in other companies could give rise to conflicts of interest, including with respect to the allocation of business opportunities, corporate resources, and management attention.

The holder of our Series B Convertible Preferred Stock has additional voting power as compared to the holders of our Common Stock.

The holder of our Series B Convertible Preferred Stock is entitled to 10,000 votes per share on matters submitted to a vote of stockholders. If we consummate the second tranche of the investment and receive an additional $10,000,000, the holder of our Series B Convertible Preferred stock will hold 400 shares. This will entitle the holder to no less than 4,000,000 votes, which further concentrates voting power among a limited number of security holders and may limit the ability of holders of Common Stock to influence corporate governance and strategic decisions. The concentration of ownership and voting power may also discourage potential acquirers from attempting to obtain control of the Company and may make it more difficult for other stockholders to effect changes in the composition of our Board of Directors or management, which could adversely affect the market price of our Common Stock.

We may never achieve profitability.

We have a history of losses, minimal current revenue, massive transformation costs, and highly uncertain future revenue. Even if our transformation succeeds, the defense industry’s long sales cycles, competitive pressures, and contract risks may prevent profitability. We may exhaust our resources before generating sustainable revenue, resulting in total loss of investment.

Cyberattacks and security breaches of our systems, or those impacting our customers or third parties, could adversely impact our brand and reputation and our business, operating results and financial condition.

As we transition to the defense industry, we will handle highly sensitive defense-related data, technical specifications, and potentially classified information once we obtain necessary clearances. Our business will involve the collection, storage, processing and transmission of confidential information, defense contractor data, employee, service provider and other personal data, as well as information required to support defense programs. For our defense operations, we must build our reputation on the premise that our systems meet stringent defense industry security requirements including CMMC, DFARS, and NIST standards. As a result, any actual or perceived security breach of us or our third-party partners may:

●	harm our reputation and brand and potentially result in loss of facility security clearances;

●	result in our systems or services being unavailable and interrupt our operations;

●	result in improper disclosure of data and violations of applicable privacy laws, ITAR, EAR, and defense regulations;

●	result in significant regulatory scrutiny, investigations, fines, penalties, potential debarment from defense contracts, and other legal, regulatory and financial exposure;

●	cause us to incur significant remediation costs;

●	compromise classified or controlled technical information critical to defense programs;

●	reduce defense contractors’ confidence in, or decrease use of, our products and services;

●	divert the attention of management from the operation of our business;

●	result in significant compensation or contractual penalties from us to our customers including the U.S. government or third parties as a result of losses to them or claims by them; and

●	adversely affect our business and operating results.

Further, any actual or perceived breach or cybersecurity attack directed at other defense contractors or government systems, whether or not we are directly impacted, could lead to a general loss of customer confidence in our ability to protect sensitive defense information, which could negatively impact us including the market perception of the effectiveness of our security measures and technology infrastructure.

An increasing number of organizations, including defense contractors, government agencies, and critical infrastructure providers, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, classified networks, and infrastructure. Attacks upon systems across the defense industry are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including nation-state actors specifically targeting defense contractors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures.

Although we do not have a past history of material security breaches or cyberattacks, as we enter the defense industry we will become a more attractive target for state-sponsored attacks. We are developing systems and processes designed to protect the data we manage, prevent data loss and other security breaches, and meet defense industry cybersecurity requirements. We expect to continue to expend significant resources to bolster these protections, but there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In the defense industry, certain threat actors are supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences will increase over time.

Although we maintain insurance coverage that we believe is adequate for our business, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks, and other types of unlawful activity, or any resulting disruptions from such events. Defense-specific cyber insurance is particularly expensive and may exclude nation-state attacks. Outages and disruptions of our systems, including any caused by cyberattacks, may harm our reputation and our business, operating results, and financial condition.

Adverse economic conditions may adversely affect our business.

Our future performance in the defense industry is subject to general economic conditions, defense budget appropriations, continuing resolutions, sequestration risks, and geopolitical tensions that drive defense spending. The United States and other key defense markets experience cyclical changes in defense budgets from time to time based on political priorities, threat assessments, and fiscal constraints. Defense spending is subject to annual appropriations and can be affected by government shutdowns, budget caps, and changing national security priorities. The impact of defense budget cycles on our business is highly uncertain and dependent on a variety of factors, including congressional appropriations, international conflicts, emerging threats, and other events beyond our control. Geopolitical developments, such as regional conflicts, arms races, and alliance dynamics can directly impact defense spending priorities. To the extent that defense budgets are reduced or reallocated away from our focus areas, our ability to win contracts and generate revenue may suffer.

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as war or terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. Our Israeli subsidiaries face particular risks from regional conflicts, including potential facility damage, workforce mobilization for military service, and operational disruptions.

In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Defense programs may be delayed or suspended during national emergencies, affecting our revenue and operations.

Further, war, acts of terrorism, labor activism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. While increased global tensions may drive defense spending, they also create operational risks for our international operations, particularly in Israel. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in program execution, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

Acquisitions, joint ventures or other strategic transactions create certain risks and may adversely affect our business, financial condition or results of operations.

Acquisitions, partnerships and joint ventures are central to our transformation strategy. We recently completed our acquisitions of Star 26, Tiltan, Nimbus and ITS, each of which is an Israeli defense company, and divested our Digital RFQ business. We may not be successful in finding additional defense acquisition targets. In addition, we may not be able to successfully finance or integrate any defense businesses given our complete lack of defense industry experience.

We may not be able to identify suitable defense acquisition candidates or complete acquisitions in the future, which could adversely affect our future growth; or businesses that we acquire may not perform as well as expected or may be more difficult or expensive to integrate and manage than expected, particularly given the specialized nature of defense operations and our lack of industry knowledge, which could adversely affect our business and results of operations. In addition, the process of integrating these acquisitions may disrupt our business and divert our resources.

In addition, acquisitions of defense companies, particularly those outside our current operating jurisdictions often involve additional or increased risks including, for example:

●	managing geographically separated organizations, systems and facilities with different security requirements;

●	integrating personnel with security clearances and diverse business backgrounds and organizational cultures;

●	complying with defense export controls and foreign regulatory requirements;

●	fluctuations in exchange rates;

●	enforcement and protection of intellectual property and controlled technical data in some foreign countries;

●	difficulty entering new foreign markets due to, among other things, national security restrictions, customer acceptance and business knowledge of these new markets; and

●	general economic and political conditions affecting defense relationships between countries.

These risks may arise for a number of reasons: we may not be able to find suitable defense businesses to acquire at affordable valuations or on other acceptable terms; we may face competition for acquisitions from other established defense companies; we may need to borrow money or sell equity or debt securities to the public to finance acquisitions and the terms of these financings may be adverse to us; changes in accounting, tax, securities or other regulations could increase the difficulty or cost for us to complete acquisitions; we may incur unforeseen obligations or liabilities in connection with acquisitions including environmental remediation costs common in aerospace facilities; we may need to devote unanticipated financial and management resources to an acquired business; we may not realize expected operating efficiencies or product integration benefits from an acquisition; we are entering the defense market where we have no prior experience; and we may experience decreases in earnings as a result of non-cash impairment charges.

We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

Delaware law and our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

T3 Defense’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our Common Stock. Additionally, our foreign ownership structure and defense operations may trigger CFIUS review of certain transactions, potentially limiting strategic alternatives. In addition, as a Delaware corporation, the Company will generally be subject to provisions of Delaware law, including the DGCL. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in management.

Such provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.

Any provision of our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of the Company’s capital stock and could also affect the price that some investors are willing to pay for our Common Stock.

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

Governance

●

Board Oversight: Currently, we do not have a formal structure for overseeing cybersecurity risks. There is currently no process in place to either notify our IT department in the event of a cybersecurity incident or to inform the Board of such incident. We plan to review this oversight in the near future to ensure appropriate governance is established.

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

Material Effect from Cybersecurity Threats

To date, no known cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, due to our limited cybersecurity measures, we acknowledge that our company could be at higher risk of material impact from cybersecurity threats. We are actively working to mitigate these risks. However, we currently have not engaged any assessors, consultants, auditors or other third parties in connection with any of the foregoing planned processes.

Item 2. Properties.

The Company’s headquarters are located in New York, New York. On January 2, 2025, we entered into a one-year lease for virtual office space located at 575 Fifth Avenue, 14th Floor, New York, New York 10017. The lease is for $1,200 per month and automatically renews for one-month terms unless cancelled in accordance with the terms and conditions of the lease. The Company’s office which it shares with Nukk Picolo, its Israeli wholly-owned subsidiary, is located at 8 Hagavish, Netanya under a lease which expires in December 2026. The monthly lease payments under the lease agreement are approximately NIS 49,000 (approximately $16,000).

Rimon’s has 2 lease agreements for its offices as follows: 10 Hamelacha, Netanya, Israel expires in April 2028. The monthly lease payments under the lease agreement are approximately NIS 32,000 (approximately $10,000). The lease for the space at 14 Yad Harutzim, Netanya, Israel expires in January 2027. The monthly lease payments under the lease agreement are approximately NIS 40,000 (approximately $11,000).

Tiltan offices are located in 4 Granit, Petach Tikva under a lease agreement which expires in December 2026. The monthly lease payments are approximately NIS 34,000 (approximately $11,000).

ITS offices are located in 5 Atir Yeda, Kfar Saba under a lease agreement which expires in January 2027. The monthly lease payments under the lease agreement are approximately NIS 185,000 (approximately $60,000).

Positech offices are located in 4 Hapeles, Haifa under a lease agreement which expires in April 2034. The monthly lease payments under the lease agreement are approximately NIS 23,000 (approximately $7,400).

We currently own no real property. We believe our facilities are adequate for our current and planned business operations.

Item 3. Legal Proceedings.

On March 3, 2026, the Company obtained a copy of a summons and complaint filed in the Supreme Court of the State of New York dated February 24, 2026 by Kingswood Capital Partners, LLC against Star 26 Capital, Inc., Nukkleus, Inc. and the Company. The complaint alleges that a success fee is due for an earned investment banking success fee arising from a transaction. The Company denies all the allegations and intends to vigorously defend such action, which it believes is without merit.

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

On February 9, 2026, the name of the Company was changed to T3 Defense Inc. in Delaware and the ticker symbol for the common stock and warrants was changed on Nasdaq to DFNS and DFNSW, respectively.

Holders of Our Common Stock

As of March 12, 2026, there were 51 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	0
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	0

The Company maintains an equity compensation plan pursuant to which shares of the Company’s common stock may be granted to employees, officers, directors and consultants.

The Company’s equity compensation plan for the year 2025 authorized the issuance of up to 3,950,000 shares of common stock. During the year ended December 31, 2025, the Company issued an aggregate of 3,950,000 shares of common stock under the plan in the form of stock awards.

Because all awards granted under the plan consisted of shares issued directly to the recipients, the Company had no outstanding options, warrants or other rights to acquire securities as of December 31, 2025, and therefore columns (a) and (b) of the table above are not applicable.

Of the 3,950,000 shares issued under the plan, 3,890,000 shares were registered pursuant to a Registration Statement on Form S-8, which became effective on November 25, 2025.

As of December 31, 2025, no shares remained available for future issuance under the Company’s equity compensation plans.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “T3 Defense”, “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of T3 Defense Inc and its consolidated subsidiaries, and (ii) prior to the Business Combination, Old Nukk (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

Company Overview

Following the appointment in September 2024 of Menachem Shalom, our current chief executive officer and a director, we have transformed from a financial technology services provider into a strategic acquirer and operator of aerospace and defense (A&D) businesses. We are building a portfolio of mission-critical suppliers and advanced technology companies and strategic infrastructure opportunities across the defense, aerospace, and advanced manufacturing sectors across the United States, Israel and Europe.

The Company is positioned as a strategic platform company focused on acquiring, integrating, and scaling high-impact businesses in the aerospace and defense industries. Our strategy targets Tier 2 and Tier 3 suppliers that form the industrial backbone of national security infrastructure, with particular emphasis on companies offering dual-use technologies, advanced AI applications, and critical manufacturing capabilities.

Recent Developments

Proposed Business Combination

On March 31, 2026, SC II Acquisition Corp., a Cayman Islands exempted company (the “SPAC”), entered into a non-binding letter of intent (the “LOI”) with a payments technology company (the “Target”), which outlines the general terms and conditions of a potential business combination (the “Proposed Transaction”) pursuant to which the Company would acquire 100% of the outstanding equity and equity equivalents of the Target. The SPAC’s sponsor, SC Capital II Sponsor LLC, is controlled and majority owned by Nukkleus Defense Technologies Inc., a wholly-owned subsidiary of T3.

The LOI is a preliminary, non-binding expression of mutual interest and does not constitute a binding commitment, obligation or agreement of the SPAC or the Target to consummate the Proposed Transaction or any other transaction. Except for certain limited binding provisions, including, among other things, exclusivity, confidentiality, the waiver of claims against the SPAC’s trust account, and governing law, neither the SPAC nor the Target has any legal obligation to the other party with respect to the Proposed Transaction by virtue of the LOI.

Cancellation of $16,000,000 Indebtedness

On March 31, 2026, T3 memorialized the termination of its obligation to pay $16,000,000 to its wholly-owned subsidiary Star 26 Capital, Inc., a Nevada corporation (“Star 26”). Pursuant to the Cancellation Agreement, (the “Cancellation Agreement”), while all terms and provisions of the Amended and Restated Securities Purchase Agreement, dated September 15, 2025 (the “Acquisition Agreement”) remain in full force and effect, and the Company's ownership of Star 26, including all assets, operations, and subsidiaries, is unaffected, the Company eliminated $16,000,000 of indebtedness, effective immediately, at no cost, no dilution, and with no offsetting obligation to the Company or its shareholders.

Pursuant to the terms of the Cancellation Agreement, the entire $16,000,000 obligation to Star 26, including principal, accrued interest and any other amounts owing with respect thereto, were cancelled, terminated and rendered of no further force or effect, effective immediately, at no cost, no dilution, and with no offsetting obligation to the Company or its shareholders and while maintaining full ownership of Star 26 and all of its assets.

February Private Placement

On February 26, 2026, T3 closed a private placement pursuant to the terms of a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor (the “Purchaser”) agreed to purchase from the Company 400 units for an aggregate purchase price of $20,000,000, or a per unit price of $50,000. Each unit consists of (i) one share (each a “Share” and collectively, the “Shares”) of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and (ii) one and a half common stock purchase warrants to initially purchase up to one and a half shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company, subject to adjustment as described herein (the “Common Warrants” and the shares of Common Stock issuable upon exercise or exchange of the Common Warrants, the “Warrant Shares”). The Private Placement is structured as a two stage investment. At the initial closing, which occurred on February 26, 2026, the Company will sold 200 units for gross proceeds of $10 million. The Purchaser agreed to purchase an additional 200 units for an additional investment of $10 million following (i) the effectiveness of the registration statement described below, (ii) stockholder approval of the issuance of the transactions contemplated by the Securities Purchase Agreement as required pursuant to Nasdaq rules, (iii) the stock price is at least $1.00 and (iv) subject to the condition that the value of the trading in the Company’s stock on Nasdaq for the 10 consecutive days preceding the second closing is at or above $900,000 (the “Second Closing Market Trading Value”), provided that if the Second Closing Market Trading Value is less than $900,000, then there will be a proportionate reduction in the number of units to be sold at the second closing.

Pursuant to the Securities Purchase Agreement, the Company is required to seek stockholder approval (the “Stockholder Approval”) related to the issuance of the units to be issued in the Private Placement. The Company is required to file a preliminary proxy statement for a special meeting of the Company’s stockholders within 75 days of the initial closing of the Private Placement. The Company’s directors and officers have agreed to execute voting agreements to vote in favor of the applicable proposals. If the Company does not obtain Stockholder Approval at the first such meeting, the Company is required to call a meeting every 4 months thereafter to seek Stockholder Approval until the earlier of the date on which Stockholder Approval is obtained or the securities are no longer outstanding.

The Company also granted the Purchaser a right of participation in subsequent financings of the Company for a period of time following closing, subject to certain exempt issuances, and has agreed not to issue securities for a period of time following the closing of the Private Placement, subject to certain exempt issuances, including issuances pursuant to strategic transactions.

Under the terms of the Securities Purchase Agreement, the Company agreed not deliver any purchase notices under Company’s equity line of credit with the Purchaser until after the later of the date on which (i) the registration statement is declared effective and (ii) the Company obtains Stockholder Approval and even after such date, certain market conditions must be satisfied.

Series B Preferred Stock

Pursuant to the Certificate of Designations of Rights, Preferences and Limitations which was filed with the Secretary of State of the State of Delaware prior to closing of the Private Placement, each share of Series B Preferred Stock has a stated value of $50,000 (the “Stated Value”) and will initially be convertible into 23,474 shares of Common Stock (the “Conversion Shares”) (or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”)), calculated by dividing the Stated Value by the initial conversion price equal to $2.13 per Share (the “Initial Conversion Price”). The Initial Conversion Price is subject to adjustment upon stock splits, distributions, reorganizations, reclassifications, change of control and the like, and is also subject to price-based anti-dilution adjustments for subsequent offerings made by the Company while the Series B Preferred Stock remains outstanding (subject to certain exempt issuances). The Initial Conversion Price will also be adjusted upon receipt of Stockholder Approval (as hereinafter defined), if obtained, to the lower of (i) the then applicable conversion price and (ii) the price per share of the Common Stock on its trading market upon the earlier of (A) effectiveness of the registration statement required to be filed pursuant to the Registration Rights Agreement (as defined herein) or (B) upon applicability of Rule 144 as it relates to the sale of the Conversion Shares.

The Series B Preferred Stock is convertible at the option of the holder at any time and will be automatically converted into Common Stock or Pre-Funded Warrants in lieu thereof on the effective date of the registration statement, whether or not the Stockholder Approval has been obtained. If at any time after the one-year anniversary of the closing of the Private Placement, the Series B Preferred Stock is then outstanding and the Company has not received Stockholder Approval, the Series B Preferred Stock is redeemable at the option of the holder at a price per Share equal to 105% of the Stated Value. The conversion of the Series B Preferred Stock is subject to a 9.9% beneficial ownership limitation blocker. The Series B Preferred Stock are not entitled to receive dividends, other than on an as-converted basis if dividends are paid to holders of Common Stock.

The holders of Series B Preferred Stock are entitled to 10,000 votes per each share of Series B Preferred Stock. The holders of Series BPreferred Stock have voting rights with respect to certain corporate actions that affect the rights of the Series B Preferred Stockholders and also have certain consent rights in connection with certain proposed Fundamental Transactions (as defined in the Certificate of Designations). The Series B Preferred Stock is (i) senior to the Common Stock of the Company and any other equity securities that the Company may issue in the future, the terms of which specifically provide that such equity securities rank junior to the Series B Preferred Stock, (ii) equal with any class or series of capital stock established after the closing date of the Private Placement, the terms of which specifically provide that such equity securities rank on par with such Series B Preferred Stock, in each case with respect to payment of amounts upon liquidation, dissolution or winding up and (iii) junior to all of the Company’s existing and future indebtedness. The Company has agreed not to issue any parity stock or senior securities without the written consent of a majority in interest of the Series B Preferred Stock. Upon a change of control, liquidation or winding up of the Company the holders of the Series B Preferred Stock are entitled to a liquidation preference of $50,000 per Share.

Common Warrants

The Common Warrants are exercisable on a cash or cashless basis at the earlier of (i) 180 days following their issuance and (ii) the date the stockholder approval is obtained, and expire 5 years from the date of issuance. Each Common Warrant will be initially exercisable for one share of Common Stock at an initial exercise price of $2.13 per share, subject to adjustment for stock splits, distributions and the like (the “Initial Exercise Price”). The Initial Exercise Price is also subject to price-based anti-dilution adjustments for subsequent offerings made by the Company while the Common Warrants remain outstanding (subject to certain exempt issuances). At any time after the closing of the Private Placement, the holder of the Common Warrants may exchange the Common Warrants on a cashless basis for a number of shares of Common Stock determined by multiplying the total number of Warrant Shares with respect to which the Common Warrant is then being exercised by the Black Scholes Value (as defined in the Common Warrant) divided by the lower of the two closing bid prices of the Common Stock in the two days prior the time of such exercise, but in any event not less than $0.01 (as may be adjusted for stock dividends, subdivisions, or combinations and the like). The exercise of the Common Warrants is subject to a 9.9% beneficial ownership limitation blocker.

In the event of a Fundamental Transaction (as defined in the Common Warrants), the holders of the Common Warrants will be entitled to receive upon exercise of the Common Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Common Warrants immediately prior to such Fundamental Transaction. Additionally, as more fully described in the Common Warrants, the holders of the Common Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value of the Common Warrant in connection with a Fundamental Transaction.

If the Company fails to timely deliver the Warrant Shares issuable upon exercise of the Common Warrants, the Company will be subject to liquidated damages, payable in the Company’s discretion in cash or shares on the Registration Date (as defined therein) or buy-in. If the Company elects to pay in shares, the number of shares due will be based on the LD Share Formula (as defined below).

Registration Rights Agreement

In connection with the Private Placement, on February 24, 2026, the Company and the Purchaser entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company is required to register the resale of the Conversion Shares (and any shares underlying the Pre-Funded Warrants, if any) and the Warrant Shares. The Company is required to prepare and file an initial registration statement (the “Initial Registration Statement”) with the Securities and Exchange Commission within 45 days of the date of the Securities Purchase Agreement (the “Filing Deadline”) and to use commercially reasonable efforts to have the Initial Registration Statement declared effective within 75 days of the date of the Securities Purchase Agreement (the “Effectiveness Deadline”). In certain circumstances including, but not limited to, if the Company misses the Filing Deadline or the Effectiveness Deadline, then the Company will be required to pay to the Purchasers an amount in shares or cash, at the Company’s discretion, as partial liquidated damages and not as a penalty, equal to the product of 1.5% multiplied by the aggregate purchase price paid by such Purchaser. Liquidated damages, if any, will accrue and be paid on the earlier of the effective date of a resale registration statement registering the sale of the shares that may be issued in lieu of cash or the date on which such shares can be sold pursuant to Rule 144 (the “Registration Date”). If the Company elects to pay liquidated damages in shares of Common Stock, the number of shares of Common Stock issuable to the Purchaser will be determined by dividing the aggregate amount of accrued liquidated damages by the closing price of the Company’s Common Stock on the trading market of the Common Stock on the day immediately prior to the Registration Date (the “LD Share Formula”).

In connection with the Private Placement, the Company entered into a Placement Agency Agreement, dated February 24, 2026, with Dawson James Securities Inc. (the “Placement Agent”), pursuant to which the Placement Agent acted as the sole placement agent for the Private Placement. In consideration for the foregoing, the Company has agreed to pay customary placement fees to the Placement Agent, including a cash fee equal to 3.5% of the gross proceeds raised in the Private Placement and issue warrants equal to 7.5% of the securities placed in the Offering. Pursuant to the Placement Agency Agreement, the Company has also agreed to reimburse certain expenses of the Placement Agent incurred in connection with the Private Placement.

Director Resignation

On February 23, 2026, the Company received a letter of resignation from Ms. Aviya Volodarsky pursuant to which Ms. Volodarsky resigned from her position as a member of the board of directors of the Company and from all the committees on which she served for personal reasons. The resignation was effective immediately.

Employment Agreement

On February 17, 2026, the Board of Directors, based on the recommendations and approval of the Compensation Committee, approved the terms of the terms and provisions of a Consulting Agreement between the Company and Billio Ltd., a company in Israel, to provide the services of Menachem Shalom as the principal executive officer of the Company. The consulting agreement terminates and supersedes the (i) Consulting Agreement dated December 16, 2024 between the Company and Billio Ltd., pursuant to which the Company obtained consulting services from the Consultant through Menachem Shalom; (ii) Management Services Agreement dated June 28, 2024, as amended by Amendment No. 1 dated August 8, 2024, between Star 26 Capital, Inc. (“Star Capital”) and Zero One Capital LLC, a Nevada limited liability company (“Zero One”) in which Mr. Shalom is the chief executive officer and controlling member and shareholder of Zero One; and (iii) Offsetting Management Services Agreement dated August 12, 2024 between Zero One and B. Rimon Agencies Ltd., an Israeli company which is currently wholly-owned by Star Capital.

Given the performance of the Company within the last 15 months, the Compensation Committee and the Board of Directors determined that it was in the best interest of the Company to provide Mr. Shalom with the amended consulting agreement and increased compensation. The Committee and the Board also authorized a cash bonus to Mr. Shalom in the amount of $250,000 for his past services to the Company. The Company, under the supervision and guidance of Mr. Shalom, has completed several acquisitions within the last 15 months, including without limitation, Star 26, Tiltan Software Engineering, Nimbus Drones and ITS.

Pursuant to the terms of the Consulting Agreement, which is effective as of January 1, 2026, Mr. Shalom will continue to act as the chief executive officer of the Company while maintaining other executive roles in non-completing companies. For his services, Mr. Shalom will receive a base salary of $60,000 per month and target cash bonuses equal to 50% of base salary, subject to achievement of performance goals to be set by the Compensation Committee He could also be entitled to additional milestone-based bonuses as determined by the Board. Mr. Shalom will receive 250,000 shares of common stock quarterly, subject to availability under approved incentive plans; if there is no plan or no availability, the quarterly amount of shares shall accrue until there is availability under an approved incentive plan. Such plan will also require shareholder approval pursuant to applicable Nasdaq rules. He will also be entitled to a relocation grant of $175,000 if Mr. Shalom relocates to the United States with his family. Mr. Shalom will also be entitled to all executive benefit plans including health and 401(k) plans and 30 business days per year vacation.

In the event Mr. Shalom is terminated for cause or is no longer employed by the Company for reason of death or disability, he shall only be entitled to his compensation at such time. If he is terminated by the Company without cause, he shall be entitled to 6 months of his base compensation, and if Mr. Shalom resigns, he shall be entitled to compensation for 12 months. If he is terminated for cause, Mr. Shalom shall not be entitled to any compensation. The Consulting Agreement contains customary non-competition, non-solicitation and confidentiality provisions.

Name Change

Effective February 9, 2026, the Company changed its name by the filing of a certificate of correction to the Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change the name of the Company to “T3 Defense Inc.”. The change in the name of the Company was effectuated pursuant to Section 242(d)(1) of the Delaware General Corporation Law. As a result of the name change, the new ticker of the Company became “DFNS”.

Nimbus Acquisition

On January 15, 2026, the Company consummated its acquisition (the “Nimbus Acquisition”) of 100% of Nimbus Drones Technologies and Marketing Ltd., an Israeli private company (“Nimbus”) specializing in unmanned aerial systems and services, pursuant to the terms of that certain Stock Purchase Agreement, dated January 15, 2026 (the “Nimbus Purchase Agreement”), by and among the Company, Nimbus and Elad Defense LLC (“Elad”). In connection with the closing of the Nimbus Acquisition, the Company issued to Elad as consideration (i) 1,850,000 shares of Common Stock and (ii) a $3,250,000 convertible 24-month note (the “Nimbus Note”) bearing 6% interest, which is convertible at the option of the holder at a fixed price of $2.00 per share. The Nimbus Note also prohibits the Company from issuing the holder shares that would result in the holder beneficially owning more than 4.99% of the outstanding shares of Common Stock. As of February 17, 2026, Elad converted the Nimbus Note to an aggregate of 1,625,000 shares of Common Stock.

Change in Independent Registered Public Accounting Firm

Effective as of January 14, 2026, the Company dismissed GreenGrowth CPAs (“GreenGrowth”) as the independent registered public accounting firm engaged to audit the Company’s financial statements and engaged Somekh Chaikin, a member firm of KPMG International (“Somekh Chaikin”), as the Company’s independent external auditors for the year ending December 31, 2025. See “Changes in and Disagreements with Accountants.”

Tiltan Acquisition

On December 30, 2025, the Company consummated its acquisition (the “Tiltan Acquisition”) of all of the issued and outstanding shares of Tiltan Software Engineering Ltd. (“Tiltan”) pursuant to a Stock Purchase Agreement, as amended (the “Tiltan Purchase Agreement”), among the Company, its wholly owned subsidiary Nukk Picolo Ltd. (“Nukk Picolo”), Tiltan and Arie Shafir (the “Tiltan Seller”), in consideration of NIS 47,600,000 (approximately $14,000,000). Pursuant to the Tiltan Purchase Agreement, the purchase price is payable in a combination of (i) cash equal to 75% of the purchase price (the “Cash Portion”), or NIS 35,700,000 (approximately $10,500,000), a portion of which (NIS 5,283,333, less NIS 666,667 retained by the Company as working capital for Tiltan) will be paid by the Company to the Tiltan Seller and the remainder of which is evidenced by a secured promissory note (the “Tiltan Note”) in the principal amount of NIS 29,750,000 (approximately $8,750,000), and (ii) shares of Common Stock equal to 25% of the purchase price (the “Stock Portion”), or NIS 11,900,000 (approximately $3,500,000). The remaining Cash Portion of NIS 29,750,000 (approximately $8,750,000) is payable by the Company in five installments at 36-day intervals until the final payment on June 29, 2026, with the first two installments each being reduced by NIS 666,667 for working capital to be retained by Tiltan. The cash payments are evidenced by the Note and secured by the pledge described below. As a result of the acquisition, Tiltan became an indirect wholly owned subsidiary of the Company.

In connection with the closing of the Tiltan Acquisition, the Company deposited 2,000,000 shares of Common Stock (the “Escrowed Shares”) into escrow with an escrow agent. On June 29, 2026, the escrow agent shall release to the Tiltan Seller shares of Common Stock having an aggregate value equal to 25% of the purchase price (NIS 11,900,000), calculated based on the market price of the Common Stock on said date. Any Escrowed Shares in excess of this amount shall be cancelled and returned to the Company. If the value of the Escrowed Shares on said date is less than 25% of the purchase price, the Company is required to either (i) issue additional shares of Common Stock to the Tiltan Seller or (ii) pay the Tiltan Seller the difference in cash, so that the Seller receives shares and/or cash having an aggregate value equal to 25% of the purchase price. as consideration that may be released to the Tiltan Seller in accordance with the Tiltan Purchase Agreement.

Also in connection with the closing of the Tiltan Acquisition, the Company issued the Tiltan Note to the Tiltan Seller. The Tiltan Note matures in five equal installments (other than the first two installments which have been reduced by NIS 666,667 for working capital to be retained by Tiltan) at 36-day intervals beginning on the 36th day following the closing date until the final payment which is due on June 29, 2026. The Tiltan Note does not bear interest unless an Event of Default (as defined in the Tiltan Note) occurs, in which case the outstanding principal amount shall bear interest at the rate of 10% per annum from the date of default until payment. Events of Default include failure to timely make a monthly installment payment within ten (10) business days after written notice is received from the Tiltan Seller, bankruptcy of the Company or Nukk Picolo, material breach of the Tiltan Purchase Agreement, and cessation of business operations for a continuous period of twenty (20) days. Upon an Event of Default, the Tiltan Seller may declare all amounts due and payable and exercise remedies under the Tiltan Note and the Pledge Agreement (as defined below).

As security for the Company’s payment obligations under the Tiltan Note and the Tiltan Purchase Agreement, Nukk Picolo entered into a pledge agreement (the “Pledge Agreement”) with the Tiltan Seller, pursuant to which Nukk Picolo granted the Tiltan Seller a first-priority security interest in all 100 shares of Tiltan acquired in the Tiltan Acquisition. The security interest shall be registered with the Israeli Registrar of Companies. Upon full payment of all amounts due under the Tiltan Note and the Tiltan Purchase Agreement, the pledge shall be released.

Special Meeting of Stockholders

On December 16, 2025, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved (i) the terms of the Purchase Agreement, (ii) the issuance of shares of Common Stock upon exercise of certain outstanding warrants, (iii) the issuance of the shares of Common Stock in connection with the ELOC Purchase Agreement (as defined below) and (iv) the issuance of shares of Common Stock upon conversion of the Company’s outstanding Series A Preferred Stock.

Appointment of Chief Financial Officer

On December 8, 2025, the Board appointed Morel Levi as the Chief Financial Officer of the Company, effective as of December 8, 2025. Mr. Levi also serves as the Chief Financial Officer of Nukk Picolo and has entered into an employment agreement with Nukk Picolo. Mr. Levi receives a salary of $7,500 per month for serving as the Company’s Chief Financial Officer.

Initial Public Offering of Indirect Subsidiary

On November 28, 2025, SC II Acquisition Corp. (“SC II”), a newly formed special purpose acquisition company and indirect subsidiary of the Company, consummated its initial public offering of 17,250,000 units (the “SC II Units”) at a price of $10.00 per SC II Unit, generating gross proceeds to SC II of $172,500,000. SC Capital II Sponsor LLC, a Delaware limited liability company and indirect subsidiary of the Company (“SC II Sponsor”), in which the Company holds a majority interest, is the sponsor of SC II and acquired 255,000 additional SC II Units (the “Sponsor Units”) at a price of $10.00 per Sponsor Unit in connection with the consummation of SC II’s initial public offering.

The proceeds of the offering by SC II were placed in a trust account to be used for the purpose of completing a business combination in accordance with SC II’s amended and restated memorandum and articles of association. We are the primary beneficiary of SC II as we (i) have the power, through our majority ownership and control of SC II Sponsor, to direct the activities that most significantly impact the SPAC’s economic performance, including identifying and negotiating a potential business combination, and (ii) have the obligation to absorb losses and the right to receive benefits that could potentially be significant to the SPAC.

Accordingly, SC II has been consolidated in T3’s consolidated financial statements as of December 31, 2025.

Annual Meeting of Stockholders

On November 6, 2025, the Company held its 2025 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved (i) the election of Menachem Shalom, David Rokach, Tomer Nagar, Aviva Volodarsky and Reuven Yeganeh as directors, (ii) the ratification of the appointment of Somekh Chaikin, a member firm of KPMG International, as the Company’s independent external auditors for the year ending December 31, 2025, and (iii) the adoption of the Company’s 2025 Equity Incentive Plan and the authorization of 3,950,000 shares of Common Stock for issuance under the Company’s 2025 Equity Incentive Plan.

Litigation

On March 3, 2026, we obtained a copy of a summons and complaint filed in the Supreme Court of the State of New York dated February 24, 2026 by Kingswood Capital Partners, LLC against Star 26 Capital, Inc., Nukkleus, Inc. and the Company. The complaint alleges that a success fee is due for an earned investment banking success fee arising from a transaction. The Company denies all the allegations and intends to vigorously defend such action, which it believes is without merit.

Results of Operations

The following discussion and analysis is based upon, and should be read in conjunction with, our audited consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. All references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are referring to the twelve-month period ended December 31, 2025 and to the twelve-month period ended December 31, 2024. This section of this Annual Report on Form 10-K generally discusses year-to-year comparisons between such periods. On February 14, 2025, the Board of Directors of the Company approved a change in the Company's fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2024. This change resulted in a transition period from October 1, 2024 to December 31, 2024, for which the Company filed a transition report on Form 10-K with the Securities and Exchange Commission covering these three months. As a result, (a) the Form 10-K for the year ended September 30, 2024 filed with the SEC on February 10, 2025 (as amended on Form 10-K/A filed March 31, 2025) contains the audited financial statements for the year ended September 30, 2024 and (b) the Form 10-KT/ filed May 8, 2025(as amended on Form 10-KT/A filed July 9, 2025) contains the audited financial statements as of December 31, 2024 and the year ended September 30, 2024.

Accordingly, the discussion below regarding the financial information of the twelve-month period ended December 31, 2024 is based on unaudited financial statements and is being provided for comparative purposes only.

All numbers below are in the thousands except share and per share data.

Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

Revenue

We had no revenues from operations during the twelve months ended December 31, 2025 and 2024, due to the transformation of the Company to a strategic acquirer and operator of aerospace and defense businesses. During the third quarter of 2025, we discontinued operations of our former subsidiary DRFQ.

Operating Expenses

Total operating expenses for the year ended December 31, 2025 was $32,600 as compared to $8,827 for the year ended December 31, 2024, an increase of approximately 269%. Operating expenses are comprised of professional fees, compensation and related benefits, other general and administrative expenses and impairment loss. Professional fees increased from $6,373 for the year ended December 31, 2024 to $7,803 for the year ended December 31, 2025. Compensation and related benefits increased from $1,279 for the year ended December 31, 2024 to $19,145 for the year ended December 31, 2025, primarily as a result of $18,825 of share-based compensation for the year ended December 31, 2025. Other  general and administrative expenses increased from $785 for the year ended December 31, 2024 to $1,308 for the year ended December 31, 2025. The  increase in the other general and administrative expenses was primarily a result of increases in rent and office maintenance as well as travel expenses of our CEO and other critical members of our team in efforts to grow our business. The impairment loss for the year ended December 31, 2024 was $391 as compared to $4,344 for the year ended December 31, 2025, which was solely attributable to the impairment recognized on the digital assets we acquired during the year ended December 31, 2025.

Net Income

Total net income was $78,631 for the year ended December 31, 2025 as compared to the total net loss of $160,378 for the year ended December 31, 2024. The net income from continuing operations for the year ended December 31, 2025 was $76,601 as compared to a net loss of $165,200 for the year ended December 31, 2024. The net gain from discontinued operations was $2,030 for the year ended December 31, 2025 as compared to a net gain of $4,821 for the year ended December 31, 2024.

Net cash

Net cash used in operating activities for the year ended December 31, 2025 was $6,147 as compared to $3,421 for the year ended December 31, 2024. Net cash used in operating activities for discontinued activities was $51 for the year ended December 31, 2025 as compared to 4,822 for the year ended December 31, 2024.

Net cash used in investing activities was $933 for the year ended December 31, 2024 as compared to $178,867 for the year ended December 31, 2025.

Net cash provided by financing activities was $11,307 for the year ended December 31, 2024 as compared to $181,985 for the year ended December 31, 2025.

Liquidity and Capital Resources

As of December 31, 2025, we had $13,555 of current assets, including $3,897 of cash and cash equivalents. Based on management’s current expectations, we anticipate that we will need approximately $6,000,000 for the next 12 months of operations. We believe that we will have sufficient capital to fund our ongoing operations given our ability to deliver purchase notices under our current ELOC facility after the registration statement is declared effective and we obtain stockholder approval of the issuances thereunder.

The Company recorded negative working capital of approximately $30 million (which includes $24.5 million of stock purchase warrant liabilities which will not require cash to extinquish) and stockholders’ deficit of $15.6 million as of December 31, 2025; a net operating loss of $32.6 million and net cash used in operations of $6.2 million for the year ended December 31, 2025. Absent any other action, the Company will require additional liquidity to continue its operations for the next 12 months.

After evaluating these conditions, management concluded that its plans, taken in aggregate, alleviate substantial doubt. Those plans include: (i) cancellation of a previously contemplated $16 million intercompany note obligation arising from the acquisition of Star 26, which has been mutually agreed to be of no force or effect; (ii) the Company's existing unrestricted cash balance of approximately $6.0 million, sufficient to fund projected operating expenses of its portfolio companies through the look-forward period; (iii) an active Equity Line of Credit ("ELOC") with Esousa Holdings, LLC — legally binding, SEC-registered, and shareholder-approved — providing drawdown capacity, which exceeds the Company's projected annual operating cash needs; (iv) the Company's majority-owned subsidiaries, including Rimon Ltd. and Nimbus Robotics, which are cash-positive and require no capital support from the Company; (v) management's ongoing efforts to assist subsidiaries in securing or expanding bank credit facilities; and (vi) the option to satisfy certain obligations through issuance of equity in lieu of cash.

Management has determined that its plans are probable of being effectively implemented and probable of mitigating the conditions described above, enabling continuation of the Company’s operations for the foreseeable future. In the event management is incorrect in its determination and current and anticipated future sources of liquidity are insufficient to fund our future business activities, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders.

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

See Note 2. Summary of Significant Accounting Policies of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and significant estimates and assumptions and their effects on our financial statements. Below are the significant estimates and assumptions that we consider critical because they involve a significant amount of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Derivative financial instruments

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of derivative instruments are recognized in the consolidated statement of operations. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

The Company evaluates all of its financial instruments, including notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in its contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract on the Company’s balance sheet. The Company identified embedded derivatives primarily related to conversion features included in certain financial instruments. These features were evaluated in accordance with ASC 815 and, where required, were bifurcated from the host contract and accounted for as derivative liabilities at fair value.

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

Stock purchase warrants

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

The Company assesses the classification of its common stock purchase warrants at each reporting date to determine whether a change in classification between equity and liability is required. For modified stock purchase warrants that result in a change of classification from equity to liability, a liability is recognized equal to the fair value on the date of modification, additional paid-in capital is adjusted by the fair value of the warrant on the date of issuance.

Extinguishment and Modification of Debt and Related Instruments

The Company accounts for the extinguishment of debt in accordance with ASC 470, Debt. An extinguishment of debt occurs when the Company is legally released from being the primary obligor under the liability, including through repayment, settlement, or a modification of terms that is considered substantial.

Upon extinguishment, the Company derecognizes the carrying amount of the debt and recognizes a gain or loss in the consolidated statement of operations for the difference between the reacquisition price and the net carrying amount of the extinguished debt.

The Company evaluates modifications of debt instruments to determine whether such modifications should be accounted for as a modification or an extinguishment. If the terms of the modified debt are substantially different from the original terms, including based on a quantitative assessment, the transaction is accounted for as an extinguishment of the original debt and the issuance of new debt.

In transactions where debt is settled through the issuance of equity instruments, warrants, or other derivative instruments, the Company evaluates whether such transactions represent an extinguishment of debt. The fair value of the instruments issued is used to determine the reacquisition price, and any resulting gain or loss is recognized in the consolidated statement of operations.

Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to employees and nonemployees based on their estimated fair values in accordance with ASC 718, “Compensation- Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as a compensation expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of forfeitures as they occur, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 2 to our Consolidated Financial Statements appearing elsewhere in this report.

Item 8. Financial Statements and Supplementary Data

T3 DEFENSE INC.

(FORMERLY “NUKKLEUS INC.”)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

T3 DEFENSE INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
T3 Defense, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of T3 Defense, Inc. and subsidiaries (the Company) as of December 31 2025, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Somekh Chaikin

Member Firm of KPMG International

We have served as the Company’s auditor since 2026.

Tel Aviv, Israel
April 9, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Nukkleus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nukkleus, Inc. (the Company) as of December 31, 2024 and September 30, 2024 and the related consolidated statements of comprehensive income (loss), consolidated statements of changes in stockholders’ deficit, and consolidated statements of cash flows for the 3 months and year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and September 30, 2024, and the results of its operations and its cash flows for the 3 months and year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor from 2023 to 2025.

Los Angeles, California

May 8, 2025

PCAOB ID Number 6580

Report of Independent Registered Public Accounting Firm – GreenGrowth CPAs (PCAOB ID 6580)

T3 DEFENSE INC.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	2,627	6,898
Current assets of consolidated variable interest entities
Cash and cash equivalents	1,270
Other current assets	102
Restricted cash	50	-
Marketable Securities	250	-
Note receivable - related party (Note 1B)	4,500	1,000
Due from related parties (Note 18)	1,641	-
Accounts receivable, less allowance for credit losses of $27 as of December 31, 2025	506	-
Other current assets (Note 5)	224	107
Loan granted (Note 6)	2,385	-
Current assets from discontinued operations (Note 3)	-	1,089
Total Current assets	13,555	9,094

Non-Current Assets
Intangible assets (Note 7)	16	-
Operating right of use assets (Note 8)	823	-
Non-Current assets of consolidated variable interest entities		-
Cash and securities held in trust account (Note 1D)	172,779	-
Other non-current assets	36	-
Property and equipment, net	101	-
Goodwill (Note 4)	7,688	-
Other intangible asset (Note 4)	7,388	-
Non-Current assets from discontinued operations (Note 3)	-	15
Total Non-Current assets	188,831	15

Total Assets	202,386	9,109

The accompanying notes are an integral part of the consolidated financial statements.

T3 DEFENSE INC.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2025	2024
Liabilities and Shareholders’ Deficit
Current Liabilities
Short term loan	12	-
Accounts payable	124	70
Operating lease liability, current portion (Note 8)	504	-
Convertible notes payable, net (Note 9)	-	706
Note payable, net	-	64
Due to related parties	255	42
Other current liabilities (Note 10)	3,117	1,167
Other current liabilities of consolidated variable interest entities	104
Loans payable - former related parties, current (Note 11)	842	619
Stock purchase warrant liabilities	24,521	164,771
Deferred considerations (Note 4)	14,067	-
Derivative liability	-	848
Current liabilities from discontinued operations (Note 3)	-	3,163
Total current liabilities	43,546	171,450

Non-Current liabilities
Non-current operating lease liabilities (Note 8)	143	-
Loan payable - former related parties, net of current portion (Note 11)	850	992
Deferred tax liability (Note 4)	647	-
Non-current liabilities from discontinued operations (Note 3)	-	17
Total Non-Current liabilities	1,640	1,009

Total Liabilities	45,186	172,459

Noncontrolling interests Subject to Possible Redemption (Note 1D)	172,779	-

Stockholders’ Deficit (Note 12)
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	-	-
Common stock ($0.0001 par value; 150,000,000 shares authorized; 19,025,767 and 4,930,531 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	2	*
Additional paid-in capital	102,737	37,760
Accumulated other comprehensive (loss)	-	(34)
Accumulated deficit	(122,527)	(201,076)
Total Company’s stockholders’ deficit	(19,788)	(163,350)
Non-controlling interest	4,209	-
Total stockholders’ deficit	(15,579)	(163,350)
Total liabilities and stockholders’ deficit	202,386	9,109

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

T3 DEFENSE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands except share and per share data)

	Year ended December 31	Three months ended December 31	Year ended September 30,
	2025	2024	2024

Operating expenses
Impairment loss	(4,344)	-	(391)
General and administrative expenses (Note 15)	(28,082)	(4,525)	(6,714)
General and administrative expenses of consolidated variable interest entities	(174)	-	-
Total operating expenses	(32,600)	(4,525)	(7,105)

Loss from operations	(32,600)	(4,525)	(7,105)

Other income (expenses)
Financial expense, net	(154)	(439)	(387)
Interest income of consolidated variable interest entities	279	-	-
Loss on settlement of vendor obligations	-	(278)	(289)
Gain on settlement of vendor obligations	-	-	211
Loss on shares issued as commitment for ELOC agreement	(1,250)	-	-
Gain on settlement of due to affiliates	-	-	192
Loss on debt extinguishment	(7,484)	-	-
Penalties on late registration	(1,100)	-	-
Change in fair value - convertible note embedded derivative	588	(625)	-
Change in fair value - stock purchase warrant liabilities	131,766	(140,585)	-
Day one loss of stock purchase warrants issued in connection with conversion of convertible notes	-	(663)
Day one loss on private placement	(13,435)	(13,533)	-
Other income	-	18	-
Total other income (expense), net	109,210	(156,105)	(273)

Net income (loss) before income taxes	76,610	(160,630)	(7,378)
Income taxes	(9)	-	-
Net income (loss) from continuing operation	76,601	(160,630)	(7,378)
Net gain (loss) from discontinued operations (Note 3)	2,030	(158)	(1,141)
Net income (loss)	78,631	(160,788)	(8,519)
Net income attributable to non-controlling interests	82	-	-
Net income attributable to the Company’s stockholders	78,549	(160,788)	(8,519)
Net income (loss)	78,631	(160,788)	(8,519)

Earnings (loss) per share from continuing operations (basic)	8.21	(51.91)	(4.27)
Earnings (loss) per share from discontinued operations (basic)	0.24	(0.05)	(0.66)
Total loss per share (basic)	8.45	(51.96)	(4.93)

Weighted average number of shares of Common Stock outstanding - basic (*) (Note 17)	8,364,332	3,094,253	1,728,144
			-
Earnings (loss) per share from continuing operations (diluted)	7.74	(51.91)	(4.27)
Earnings (loss) per share from discontinued operations (diluted)	0.22	(0.05)	(0.66)
Total gain per share (diluted)	7.96	(51.96)	(4.93)

Weighted average number of shares of Common Stock outstanding – diluted (Note 17)	9,249,992	3,094,253	1,728,144

The accompanying notes are an integral part of the consolidated financial statements.

T3 DEFENSE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(USD in thousands except share and per share data)

	Year ended	Three months ended	Year ended
	December 31	December 31	September 30,
	2025	2024	2024
Comprehensive income (loss):
Net income	78,631	(160,788)	(8,519)
Other comprehensive loss from discontinued operations	34	111	(177)
Comprehensive income (loss)	78,665	(160,677)	(8,696)
Comprehensive income attributable to non-controlling interests	82	-	-
Comprehensive income (loss) attributable to the Company's stockholders	78,583	(160,677)	(8,696)
Comprehensive income (loss)	78,665	(160,677)	(8,696)

The accompanying notes are an integral part of the consolidated financial statements.

T3 DEFENSE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Comprehensive Income (Loss)	controlling interest	equity (deficit)

BALANCE AT DECEMBER 31, 2024	-	-	4,930,531	*	37,760	(201,076)	(34)	-	(163,350)
Issuance of common stock from exercise of warrants	-	-	7,185,861	1	31,918	-	-	-	31,919
Stock based compensation	-	-	3,370,000	1	18,825	-	-	-	18,826
Issuance of common stock and warrants for services performed	-	-	310,000	*	2,817	-	-	-	2,817
Issuance of common stock in relation to settlement agreement	-	-	12,500	*	157	-	-	-	157
Issuance of common stock in relation to conversion of notes	-	-	503,455	*	1,792	-	-	-	1,792
Issuance of common stock from exercise of options	-	-	85,710	*	*	-	-	-	*
Issuance of common stock in exchange for digital assets	-	-	522,710	*	4,360	-	-	-	4,360

Issuance of equity-classified warrants	-	-	-	-	7,080	-	-	-	7,080
Adjustments in relation to deconsolidation of subsidiary	-	-	-	-	-	-	213	-	213
Commitment to issue shares as penalty	-	-	-	-	300	-	-	-	300
Shares issued as commitment for ELOC agreement	-	-	-	-	1,250	-	-	-	1,250
Issuance of shares as collateral for investment	-	-	2,000,000	*	*	-	-	-	*
Issuance of shares for settlement of debt on related party	-	-	105,000	*	509	-	-	-	509
Capital contribution – SCII	-	-	-	-	882	-	-	6,108	6,990
Accretion of Noncontrolling interests Subject to Possible Redemption					(4,913)	-	-	(1,981)	(6,894)
Foreign currency translation adjustments	-	-	-	-	-	-	(179)	-	(179)
Comprehensive loss for the year	-	-	-	-	-	78,549	-	82	78,631
BALANCE AT DECEMBER 31, 2025	-	-	19,025,767	2	102,737	(122,527)	-	4,209	(15,579)

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

T3 DEFENSE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Comprehensive Income (Loss)	equity (deficit)

BALANCE AT SEPTEMBER 30, 2024	-	-	2,098,999	*	33,335	(40,288)	(145)	(7,098)
Rounding of post-split shares outstanding per transfer agent	-	-	57	*	-	-	-	*
Stock-based compensation	-	-	-	-	6	-	-	6
Issuance of common stock as compensation for services	-	-	847,500	*	1,364	-	-	1,364
Issuance of common stock in connection with Exit and Settlement Agreement	-	-	140,100	*	325	-	-	325
Issuance of common stock as compensation to board of directors	-	-	690,000	*	959	-	-	959
Issuance of common stock to settle accrued expenses and other current liabilities	-	-	354,660	*	760	-	-	760
Issuance of common stock, net of issuance of costs	-	-	249,263	*	478	-	-	478
Issuance of common stock to settle convertible notes payable	-	-	319,952	*	771	-	-	771
Issuance of common stock in connection with private placement and embedded derivative, net of issuance costs	-	-	230,000	*	-	-	-	*
Reclassification of stock purchase warrants from equity-classified to liability-classified	-	-	-	-	(238)	-	-	(238)
Foreign currency translation adjustments	-	-	-	-	-	-	111	111
Comprehensive loss for the year	-	-	-	-	-	(160,788)		(160,788)
BALANCE AT DECEMBER 31, 2024	-	-	4,930,531	*	37,760	(201,076)	(34)	(163,350)

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

T3 DEFENSE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Comprehensive Income (Loss)	equity (deficit)

BALANCE AT SEPTEMBER 30, 2023	-	-	1,259,333	*	25,544	(31,769)	32	(6,193)
Stock-based compensation	-	-	-	-	230	-	-	230
Issuance of Old Nukk common stock in exchange for a receivable from Brilliant	-	-	47,533	*	1,802	-	-	1,802
Issuance of Old Nukk common stock to settle accrued expenses and other current liabilities	-	-	5,629	*	213	-	-	213
Issuance of common stock to settle accrued expenses and other current liabilities	-	-	361,532	*	1,880	-	-	1,880
Issuance of stock purchase warrants	-	-	-	-	518	-	-	518
Issuance of common stock to settle loans payable – related parties	-	-	8,767	*	271	-	-	271
Issuance of common stock to settle due to affiliates	-	-	94,710	*	2,727	-	-	2,727
Issuance of common stock in connection with reverse recapitalization	-	-	321,495	*	150	-	-	150
Foreign currency translation adjustment	-	-	-	-	-	-	(177)	(177)
Comprehensive loss for the year	-	-	-	-	-	(8,519)	-	(8,519)
BALANCE AT SEPTEMBER 30, 2024	-	-	2,098,999	*	33,335	(40,288)	(145)	(7,098)

The accompanying notes are an integral part of the consolidated financial statements.

T3 DEFENSE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Year ended	Three months ended	Year ended
	December 31	December 31,	September 30,
	2025	2024	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the year from continuing operations	78,631	(160,788)	(8,519)
Net gain (loss) from discontinued operations	2,030	(158)	(1,141)
Net gain (loss) for the year from continuing operation	76,601	(160,630)	(7,378)
Adjustments required to reconcile net loss for the year to net cash used in operating activities:
Amortization of debt discount	-	414	316
Depreciation	4	-	-
Stock-based compensation	18,826	6	230
Interest earned on marketable securities held in Trust Account	(278)
Loss on extinguishment of vendor obligations	-	278	289
Gain on extinguishment of vendor obligations	-	-	(211)
Gain on extinguishment of affiliates liabilities due to	-	-	(192)
Impairment loss	4,344	-	391
Gain on deconsolidation	-	(64)	-
Loss on extinguishment of convertible notes payable	7,080	-	-
Shares and warrants issued in connection with JV agreement	2,817	-	-
Shares issued as part of settlement agreement	157	-	-
Shares issued as penalty for filing	300	-	-
Shares issued as commitment for ELOC agreement	1,250	-	-
Gain on marketable securities	(301)	-	-
Day one loss on stock purchase warrants issued in connection with private placement	13,435	13,533	-
Change in fair value - stock purchase warrant liabilities	(130,135)	663	-
Change in fair value of liability-classified stock purchase warrants	(588)	140,585	-
Changes in lease assets and lease liabilities	(151)	-
Change in fair value of derivative liabilities	-	625	-
Loss on reclassification of stock purchase warrants from equity-classified to liability-classified	-	46	-

Changes in operating assets and liabilities:
Other current assets	(264)	136	(236)
Accounts payable	30	70	-
Due to affiliates	-	-	2,919
Interest payable - related parties	(34)	21	44
Accrued expenses and other current liabilities	760	2,861	2,935
Change from discontinued operations
Net cash used in operating activities – continuing operations	(6,147)	(1,456)	(893)
Net cash used in operating activities – discontinuing operations	(51)	1,116	(2,925)
Net cash used in operating activities	(6,198)	(340)	(3,818)

T3 DEFENSE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Year ended December 31	Three months ended December 31,	Year ended September 30,
	2025	2024	2024

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	-	64	-
Investment in short term securities	50	-	-
Loan granted	(2,351)	-	-
Investment of cash in Trust Account	(172,500)
Due to affiliates, net	(984)	-	-
Cash provided by purchase of subsidiary	449	-	-
Payment on property and equipment	(31)	-	-
Advance to target of planned acquisition	(3,500)	(1,000)	-
Net cash used in investing activities – continuing operations	(178,867)	(936)	-
Net cash used in investing activities – discontinuing operations	(960)	-	133
Net cash used in investing activities	(179,827)	(936)	133

CASH FLOWS FROM FINANCING ACTIVITIES:
Business Combination, net of issuance costs	-	-	150
Proceeds from issuance of loans payable - related parties	-	-	1,354
Proceeds from issuance of private placement and embedded derivative, net of issuance costs	9,225	9,135	-
Proceeds from sale of SPAC Units and Private Placement Units, net of issuance costs	172,854	-	-
Proceeds from issuance of common stock, net of issuance costs	-	478	-
Repayments on loans payable - related parties	(94)	(1,000)	-
Proceeds from issuance of convertible notes payable and embedded derivative, net of issuance costs	-	450	-
Proceeds from issuance of convertible notes payable and stock purchase warrants, net of issuance costs	-	-	996
Proceeds from issuance of note payable and stock purchase warrants	-	-	78
Net cash provided by financing activities – continuing operations	181,985	9,063	2,578
Net cash provided by financing activities – discontinuing operations	-	-	422
Net cash provided by financing activities	181,985	9,063	3,000

Effect of exchange rate changes on cash and cash equivalents– continuing operations	95	36	29
Effect of exchange rate changes on cash and cash equivalents– discontinuing operations	34	-	-

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,911)	7,823	(656)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR, INCLUDING DISCONTINUED OPERATIONS	7,858	35	691
CASH, CASH EQUIVALENTS, RESTRICTED CASH INCLUDING CASH FROM HELD FOR SELL COMPANY AT END OF YEAR, INCLUDING DISCONTINUED OPERATIONS	3,947	7,858	35
LESS CASH FROM DISCONTINUED OPERATIONS	-	960	35
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR FROM CONTINUING OPERATIONS	3,947	6,898	-

The accompanying notes are an integral part of the consolidated financial statements.

T3 DEFENSE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	-	-	1
Non cash transactions:
Issuance of common stock to settle loans payable – related parties and accrued and unpaid interest	-	-	613
Capital reduction on settlement of loans payable – related parties and accrued and unpaid interest through issuance of common stock	-	-	(343)
Issuance of common stock to settle due to affiliates	-	-	6,627
Capital reduction on settlement of due to affiliates through issuance of common stock	-	-	(3,900)
Issuance of common stock to settle accrued expenses and other current liabilities	-	760	1,880
Settlement of due to affiliates through issuance of loan payable – related parties	-	-	1,213
Settlement of accrued expenses and other current liabilities through issuance of Old Nukk common stock	-	-	213
Issuance of Old Nukk common stock to Brilliant vendors in exchange for receivable from Brilliant	-	-	1,802
Settlement of loans payable – related parties through exchange of notes receivable – related parties and accrued and unpaid interest	-	-	38
Settlement of loans payable – related parties through exchange of due from affiliates	-	-	12
Fair value of the stock purchase warrants issued in connection with the private placement agreement	-	23,239	-
Issuance of common stock issued as compensation for services	-	1,364	-
Issuance of common stock issued to settle Exit and Settlement Agreement	-	325	-
Issuance of common stock issued as compensation to board of directors	-	959	-
Fair value of derivative liability embedded within convertible note payable	-	(848)	-
Fair value of liability-classified warrants issued in connection with conversion of convertible notes		(663)
Settlement of convertible notes payable through issuance of common stock		771
Fair value of stock purchase warrants reclassified from equity-classified to liability-classified		(283)
Issuance of common stock for digital assets purchased	4,360	-	-
Initial recognition of operating lease liability and a corresponding right-of- use asset	695	-	-
Fair value of the derivative liability extinguished from conversion of convertible note	260		-
Fair value of warrants exercised	31,919	-	-
Share issued to cover subsidiary's liabilities	509	-	-
Offering costs included in accrued offering costs	76	-	-
Fair value of common stock issued in connection with conversion of convertible note	1,532	-	-

Cash provided by purchase of subsidiary consolidated for the first time:
Working capital (excluding cash and cash equivalents)	(858)
Long terms assets	323
Intangible assets	7,388
Goodwill	7,688
Deferred considerations	(14,103)
Long terms liabilities	(887)
Net cash provided by from the purchase of subsidiary consolidated for the first time	(449)

The accompanying notes are an integral part of the consolidated financial statements.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL

A.	T3 Defense Inc. (formerly known as Nukkleus Inc.) (the “Company” or “T3”) was formed on May 24, 2019 under the name Brilliant Acquisition Corporation. On June 23, 2023, Brilliant Acquisition Corporation, a British Virgin Islands company, entered into an Amended and Restated Agreement and Plan of Merger (as amended by the First Amendment to the Amended and Restated Agreement and Plan of Merger on November 1, 2023, (the “Merger Agreement”), by and among Brilliant BRIL Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Brilliant (“Merger Sub”), and Nukkleus Inc., a Delaware corporation (“Old Nukk”). Old Nukk (f/k/a Compliance & Risk Management Solutions Inc.) was formed on July 29, 2013 in the State of Delaware. The Merger Agreement provided that, at the closing, among other things (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub merged with and into Old Nukk (the “Merger”), with Old Nukk surviving as a wholly-owned subsidiary of Brilliant.

The Business Combination was completed on December 22, 2023. On the Closing Date, and in connection with the closing of the Business Combination, Brilliant changed its name to Nukkleus Inc. and the Company’s common stock began trading on the NASDAQ under the ticker symbol NUKK.

Effective February 9, 2026, the Company changed its name to “T3 Defense Inc.” As a result of the name change, the new ticker symbol for the Company’s common stock is “DFNS” and trading commenced under the new ticker symbol on The Nasdaq Stock Market LLC on February 9, 2026.

Old Nukk was determined to be the accounting acquirer in the Business Combination under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). This determination was primarily based on Old Nukk’s shareholders holding a majority of the voting interests in the combined entity, Old Nukk’s ability to appoint and maintain control over the majority of the board of directors of the combined entity, and the continuity of senior management and operations. Accordingly, the Business Combination was accounted for as a reverse recapitalization, with Old Nukk deemed to have issued equity for the net assets of Brilliant. The net assets of Brilliant were recorded at historical cost, and no goodwill or intangible assets were recognized.

While Brilliant was the legal acquirer, Old Nukk was the accounting acquirer; therefore, the historical financial statements of Old Nukk became those of the Company. Accordingly, the consolidated financial statements reflect: (i) Old Nukk’s historical results prior to the Business Combination; (ii) the combined results thereafter; (iii) Old Nukk’s assets and liabilities at their historical cost; and (iv) the Company’s equity structure for all periods presented.

Following the Business Combination, until the change in management in September 2024, the Company operated in the technology business as a full-service transactions technology and advisory business providing end-to-end transactions technology solutions. The Company offered an advanced transactions platform for dealing and risk management with global liquidity and customizable leverage, where users have control over quote and liquidity strategies.

Historically, the Company, through its wholly owned subsidiary, provided software and technology solutions for the worldwide retail foreign exchange trading industry. The Company’s primary customer was Triton Capital Markets Ltd. (“TCM”) (formerly known as FXDD Malta Limited). Substantially all of the Company’s revenues prior to January 1, 2024 were generated pursuant to a General Services Agreement (“GSA”) entered into in May 2016 between Nukkleus Limited and TCM. The GSA provided for minimum monthly payments of $1,600.

Due to non-payment by TCM under the GSA, the Company notified TCM of termination of the agreement. On September 30, 2024, the Company entered into a Release Agreement with TCM and FXDirectDealer LLC confirming that the GSA (and a related services agreement with FXDirectDealer LLC) had been terminated effective January 1, 2024, and that no obligations or liabilities remained outstanding between the parties as of the agreement date. The parties mutually released one another from all claims arising under the agreements.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

The Company historically operated its blockchain payment solutions through Digital RFQ Limited (“DRFQ”), an indirect wholly owned subsidiary of the Company. In January 2024, the Company ceased its general support service operations, terminating the existing customer and supplier contracts with a related party, and shifted its focus to the payment services operations. On December 27, 2024, the Company entered into a Share Purchase Agreement to sell DRFQ for nominal consideration of £1,000, subject to shareholder approval. As of August 2025, the Company determined that it no longer had a controlling financial interest in Digital RFQ. Accordingly, the Company deconsolidated DRFQ during the third quarter of fiscal year 2025. See note 3 below for additional information.

B.	Star 26 Capital Inc.

On December 15, 2024, the Company entered into a Securities Purchase Agreement and Call Option, as amended by Amendment No. 1 dated February 11, 2025, Amendment No. 2 dated May 13, 2025, and Amendment No. 3 dated June 15, 2025 with Star 26 Capital Inc. (“Star”), the shareholders of Star (“Star Equity Holders”) and Menachem Shalom, the representative of the Star Equity Holders, to acquire a controlling 51% interest in Star, an Israeli corporation engaged as a supplier of generators for “iron dome” launchers and other defense products.

On September 15, 2025, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Star Agreement”) with Star, Star Equity Holders, and Menachem Shalom, pursuant to which the Company agreed to acquire 100% of the issued and outstanding equity of Star. Mr. Shalom, the Company’s Chief Executive Officer and director, is also a controlling shareholder and director of Star.

Pursuant to the Star Agreement, T3 is to acquire a controlling 100% interest in Star in consideration of $21,000, to be paid by a 12-month $16,000 promissory note and the balance in $5,000 cash, less any amounts lent to Star from T3 since the Purchase Agreement signed among the parties. At the time of closing, the amounts lent are $4,500.

In addition, Star would receive:

●	4,770,340 shares of common stock of T3,

●	a five-year warrant to purchase an aggregate of 12,017,648 shares of T3’s common stock for an exercise price of $1.50 per share,

●	$3,000 working capital in cash and

●	a 6-month promissory note in the principal amount of $3,000, which shall accrue an annual interest at the rate of 8%.

The shares, warrants, cash and the 6-month note will be assigned by Star to the Star Equity Holders pro-ratably.

The transaction was approved by the Company’s shareholders on December 16, 2025 and was completed on January 12, 2026, at which time Star became a wholly owned subsidiary of the Company.

Because the acquisition closed subsequent to December 31, 2025, the transaction has not been reflected in the accompanying consolidated financial statements. The Company will account for the acquisition under ASC 805, Business Combinations. The preliminary allocation of purchase consideration to the assets acquired and liabilities assumed has not yet been completed as of the date of issuance of these financial statements.

C.	Tiltan Software Engineering Ltd.

On December 30, 2025, the Company consummated the acquisition of all of the issued and outstanding shares of Tiltan Software Engineering Ltd. (“Tiltan”) pursuant to a Stock Purchase Agreement, as amended, among the Company, its wholly owned subsidiary Nukk Picolo Ltd. (“Nukk Picolo”), Tiltan and Arie Shafir (the “Tiltan Seller”), in consideration of NIS 47,600 (approximately $14,000). As a result of the acquisition, Tiltan became an indirect wholly owned subsidiary of the Company. (see note 4 for additional information).

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

D.	SC II Acquisition Corp.

On October 16, 2025, a registration statement was filed with the Securities and Exchange Commission (the “SEC”) regarding a proposed initial public offering (“IPO”) of units of SC II Acquisition Corp. (“SC II”), a newly formed special purpose acquisition company and indirect subsidiary of the Company.

On November 28, 2025, SC II consummated its IPO of 17,250,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option to purchase an additional 2,250,000 Units. The Units were sold at a public offering price of $10.00 per Unit, generating gross proceeds of approximately $172.5 million. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of SC II’s initial business combination (each, a “Share Right”).

Simultaneously with the closing of the Initial Public Offering (“IPO”), SC Capital II Sponsor LLC (the “Sponsor”), a Delaware limited liability company and indirect subsidiary of the Company in which the Company holds a majority interest, purchased 255,000 private placement units (the “Sponsor Units”) at $10.00 per unit, pursuant to a Sponsor Private Placement Units Purchase Agreement dated November 25, 2025. The issuance of the Sponsor Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The proceeds of the IPO were placed in a trust account to be used for the purpose of completing a business combination in accordance with SC II’s amended and restated memorandum and articles of association.

The Company evaluated SC II under ASC 810, Consolidation, including the variable interest entity (“VIE”) model. SC II was determined to be a VIE because, among other factors, the holders of the Class A ordinary shares lack substantive decision-making rights over the activities that most significantly impact SC II’s economic performance and the Sponsor, through its governance rights and economic interests, has the ability to direct such activities.

The Company concluded that it is the primary beneficiary of SC II as it (i) has the power, through its majority ownership and control of the Sponsor, to direct the activities that most significantly impact SC II’s economic performance, including identifying and negotiating a potential business combination, and (ii) has the obligation to absorb losses and the right to receive benefits that could potentially be significant to SC II.

Accordingly, SC II has been consolidated in the Company’s consolidated financial statements as of December 31, 2025.

The assets held in the trust account are held in money market funds which invest in U.S. Treasury securities. The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	172,500
Less:
Proceeds allocated to Public Rights	(5,382)
Class A ordinary shares issuance costs	(1,233)
Plus:
Remeasurement of carrying value to redemption value	6,894
Class A ordinary shares subject to redemption as of December 31, 2025	172,779

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

E.	Mandragola Joint Venture

On August 28, 2025, the Company, Nukk Picolo and Mandragola Ltd., an Israeli corporation (“Mandragola”), entered into a Joint Venture Agreement (the “JV Agreement”).

Pursuant to the JV Agreement, the parties agreed to establish a joint venture company in Israel (the “JV Company”). The JV Company is intended to develop advanced manufacturing zones in the Baltics and Israel designed to support civil and defense aviation activities, including the establishment of a NATO-compliant logistics hub in Riga and facilities dedicated to licensed maintenance and repair (MRO) services, aircraft modernization, resale and leasing activities. Under the JV Agreement, Nukk Picolo will hold a 51% equity interest in the JV Company and has the right to designate three of the five members of the board of directors, with Mandragola designating the remaining two directors.

The JV Agreement further provides that, under certain specified conditions, the Company may require Mandragola to sell its participating interest in the JV Company to the Company in exchange for shares of the Company’s common stock based on a pre-determined valuation formula set forth in the JV Agreement.

Mandragola has committed to provide the JV Company with a 24-month credit line of up to $2 million, to be drawn as needed.

In connection with the JV Agreement, the Company issued to Mandragola:

●	310,000 restricted shares of the Company’s common stock.

●	five-year warrants to purchase 250,000 shares at an exercise price of $4.40 per share; and

●	five-year performance-based warrants to purchase 350,000 shares at an exercise price of $6.00 per share (the “Performance Warrants”).

●	As of December 31, 2025 the JV Company has not commenced its operations.

F.	Reverse stock split

Effective October 24, 2024, the Company amended its amended and restated certificate of incorporation to implement a one-for-eight reverse stock split of its common stock (the “2024 Reverse Stock Split”) and increased the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000.

As a result of the Reverse Stock Split, every seven shares of the Company’s outstanding Common Stock prior to the effect of that amendment were combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with or following the reverse split and the shares were rounded to the nearest whole number.

All shares, stock option and per share information in these consolidated financial statements have been restated to reflect the Reverse Stock Split on a retroactive basis.

G.	Change of Company’s fiscal year

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

The periods presented are the year ended December 31, 2025, the three months ended December 31, 2024 (the “Transition Period”), and the year ended September 30, 2024 (“Fiscal 2024”). Each of the Company’s fiscal quarters ends on the last day of the calendar month.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

H.	Nasdaq Compliance Matter

On August 28, 2025, the Company received a notification letter from Nasdaq indicating that the Company was not in compliance with the Market Value Rule because the Company had failed to maintain a minimum market value of listed securities of $50,000 over the previous 10 consecutive business days as required by The Nasdaq Global Market. The Company had been provided a compliance period of 180 calendar days, or until February 24, 2026, to regain compliance.

On September 26, 2025, the Company received written confirmation from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it regained compliance with the minimum market value of listed securities requirement under Nasdaq Listing Rule 5450(b)(2)(A) (the “Market Value Rule”). Nasdaq’s September 26, 2025 letter confirmed that, for the last 10 consecutive business days from September 15, 2025 to September 26, 2025, the Company’s market value of listed securities had been $50,000 or greater. As a result, the Company has demonstrated compliance with the Market Value Rule, and Nasdaq has determined that the Company has regained compliance.

Consequently, the Company is now in compliance with the Market Value Rule and this matter has been closed.

I.	Israel – Hamas war

In October 2023, a large-scale terrorist attack in southern Israel led to the outbreak of armed conflict between Israel and Hamas. The conflict subsequently expanded to additional regional fronts and contributed to a period of heightened geopolitical and security instability in the region.

During 2024 and 2025, hostilities included military operations in Lebanon and direct confrontations involving Iran. These developments increased regional uncertainty and, at times, resulted in temporary disruptions to the Company’s operations in Israel, including limited interruptions to routine business activities.

In September 2025, a ceasefire agreement was reached between Israel and Hamas, and all remaining living Israeli hostages were released and returned to Israel. While the ceasefire has generally held as of the date of these financial statements, the security situation remains sensitive, and the potential for renewed hostilities or broader regional escalation cannot be ruled out. More recently, on February 28, 2026, hostilities between Israel and Iran escalated again. Israel, together with the United States, conducted a major joint military campaign of air and missile strikes against targets in Iran, which triggered a broad Iranian response and contributed to significant regional instability. The situation remains highly fluid, and management is unable to predict when, or on what terms, this escalation will be resolved. Accordingly, the extent of the continued impact on the Company’s operations and financial results, if any, cannot be reasonably estimated at this time.

Given that the majority of the Company’s operations are conducted in Israel, and that all members of the Company’s board of directors and management, as well as most employees, consultants, and service providers, are located in Israel, the Company is directly affected by the economic, political, geopolitical, and military conditions impacting the region. As of December 31, 2025, while ceasefire arrangements with Hamas, Lebanon and Iran were generally in effect and large-scale military operations had subsided, the overall security environment in Israel and the surrounding region remained unstable and unpredictable. Any further escalation or expansion of the conflict could negatively affect both regional and global conditions, and may adversely impact the Company’s business, financial condition, and results of operations.

J.	Going concern.

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

At December 31, 2025, the Company had negative working capital of approximately $30 million (of which $24.5 million stock purchase warrant liabilities that do not require cash settlement) and stockholders’ deficit of $15.6 million as of December 31, 2025; For the year ended December 31, 2025, the Company reported a net operating loss of $32.6 million and net cash used in operations of $6.2 million. Absent any other action, the Company will require additional liquidity to continue its operations for the next 12 months.

After evaluating these conditions, management concluded that its plans, when considered in aggregate, alleviate substantial doubt about the Company’s ability to continue as a going concern. Those plans include: (i) cancellation of a previously contemplated $16 million intercompany note obligation arising from the Star acquisition, which has been mutually agreed to be of no force or effect (see Note 20) ; (ii) the Company's existing unrestricted cash balance of approximately $7.0 million, sufficient to fund projected operating expenses through the look-forward period; (iii) an active Equity Line of Credit ("ELOC") with Esousa Holdings, LLC — legally binding, SEC-registered, and shareholder-approved — providing drawdown capacity, which exceeds the Company's projected annual operating cash needs; (iv) the Company's majority-owned subsidiaries, including Rimon Ltd. and Nimbus Robotics, which are cash-positive and require no capital support from the Company; (v) management's ongoing efforts to assist subsidiaries in securing or expanding bank credit facilities; and (vi) the option to satisfy certain obligations through issuance of equity in lieu of cash. See also Note 20, which describes a private placement agreed upon subsequent to the balance sheet date, pursuant to which the Company received $10 million in February 2026.

Management has determined that its plans are probable of being effectively implemented and probable of mitigating the conditions described above, enabling continuation of the Company’s operations for the foreseeable future.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

A.	Use of Estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.

As applicable to these financial statements, the most significant estimates and judgments involve valuation of stock-based compensation, valuation of equity-classified stock purchase warrants, valuation of liability-classified stock purchase warrants, valuation of derivative liability, the useful lives of long-lived assets and assumptions used in assessing impairment of long-lived assets.

B.	Functional currency

A majority of the revenues of the Company and its subsidiaries are generated in U.S. dollars. In addition, most of the Company’s and its subsidiaries’ costs and expenses are denominated and determined in U.S. dollars. Management believes that the U.S. dollar is the currency of the primary economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

Transactions and monetary balances in other currencies are translated into the functional currency using the current exchange rate. Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

C.	Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

D.	Change in Presentation

In the fourth quarter of Fiscal 2025, the Company changed our presentation in tables from United States Dollars to thousands, unless otherwise designated. As a result, certain rounding adjustments have been made to prior period disclosed amounts in order to conform to the current year presentation. In addition, certain prior period amounts may not recalculate due to rounding. These changes were not significant, and no other updates were made to previously reported financial information.

E.	Cash and cash equivalents, and restricted cash

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

Restricted cash as of December 31, 2025 and 2024 include $ 50 and $0, respectively, collateral account for the Company’s corporate credit cards and for lease liability and is classified in current assets.

Restricted cash also includes Cash held in trust account in the amount of $172,779 (see note 1D)

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

F.	Marketable Securities

The Company accounts for marketable equity securities in accordance with ASC Topic 321, “Investments – Equity Securities”. Investments in marketable equity securities are recorded at fair value based on quoted market prices, with unrealized gains and losses, reported as financial income or expenses, as appropriate. These securities are a Level 1 fair value measurement.

G.	Digital assets

The Company holds blockchain-based digital tokens. The Company evaluates each class of tokens to determine appropriate accounting treatment. Fair value is determined under ASC 820 using quoted prices in active markets (Level 1).

Crypto assets that meet the scope of ASC 350-60 are measured at fair value, with changes in fair value recognized in earnings as a component of other income (expense). Fair value is determined in accordance with ASC 820 using quoted prices in active markets (Level 1).

Digital tokens that provide enforceable contractual rights to receive future goods or services from the issuer are accounted for based on their economic substance and are excluded from ASC 350-60. Such tokens are recognized as intangible assets and are initially measured at the fair value of consideration transferred, including, when applicable, the grant-date fair value of equity instruments issued.

These intangible service assets are classified as non-current until the related services become available for use and are amortized to operating expense over the expected period of service consumption. The Company evaluates these assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

H.	Accounts receivables

The Company manages credit risk associated with accounts receivables at the customer level. Pursuant to Topic 326 for our accounts receivables, the Company maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss-rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease our allowance for doubtful accounts.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

I.	Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Operations and Comprehensive Loss.

2.	Rates of depreciation:

%
Furniture and office equipment	7-15
Leasehold improvements	(*)
Computers	33
Vehicle	15

(*)	Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term (including the extension option held by the Group and intended to be exercised) and the expected life of the improvement.

J.	Fair value

Fair value of certain of the Company’s financial instruments including cash, accounts payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

Fair value, as defined by ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise.

Valuation techniques are generally classified into three categories: (i) the market approach; (ii) the income approach; and (iii) the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value measurements are required to be disclosed by the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), (ii) segregating those gains or losses included in earnings, and (iii) a description of where those gains or losses included in earning are reported in the statement of operations.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$
Assets:
Marketable Securities	250	-	-	250
Total assets	250	-	-	250

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$
Liabilities:
September 2025 Private Placement Warrant	-	-	24,521	24,521
Total liabilities	-	-	24,521	24,521

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	US$
Liabilities:
Embedded Derivative Liability	-	-	848	848
June 2024 Warrants	-	-	5,334	5,334
November 2024 Warrant	-	-	12,468	12,468
Pre-funded Warrants	-	-	52,682	52,682
Private Placement Warrant	-	-	94,287	94,287
Total liabilities	-	-	165,619	165,619

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the changes in fair value of the level 3 fair value measurements of the Company’s liabilities for the period from December 31, 2024 through December 31, 2025.

Changes in fair value are recognized in the consolidated statement of operations within finance expenses. The fair value of the Level 3 liabilities was determined using valuation models. Significant unobservable inputs include expected volatility, expected term, risk-free interest rate and discount rates.

	Embedded Derivative Liability	June 2024 Warrants	November 2024 Warrants	Pre-funded Warrants	Common Stock Warrant	Private Placement Warrant	Total
Liabilities:
Outstanding at December 31, 2024	848	5,334	12,468	52,682	94,287	-	165,619
Additions	-			-	-	23,435	23,435
Exercised	(260)	(1,054)	(2,079)	(10,229)	(18,557)	-	(32,179)
Changes in fair value	(588)	(4,280)	(10,389)	(42,453)	(75,730)	1,086	(132,354)
Outstanding at December 31, 2025	-	-	-	-	-	24,521	24,521

	Embedded Derivative Liability	June 2024 Warrants	November 2024 Warrants	Pre-funded Warrants	Common Stock Warrant	Private Placement Warrant	Total
Liabilities:
Outstanding at October 1, 2024	-	-	-	-	-	-	-
Additions	223	283	664	5,085	18,153	-	24,408
Changes in fair value	625	5,051	11,804	47,597	76,134	-	141,211
Outstanding at December 31, 2024	848	5,334	12,468	52,682	94,287	-	165,619

K.	Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”).  Under ASC 810, a variable interest entity (“VIE”) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the party with both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE.

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

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

L.	Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

M.	Intangible assets:

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives, as noted below. Recoverability of these assets is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets.

Intangible assets and their useful lives are as follows:

Useful Life (in Years)

Customer relationships	11
Developed technology	15

Acquisition-related intangible assets:

The Company accounts for ASC 350-20 “Goodwill and Other Intangible Assets” (“ASC 350-20”). ASC 805-10 specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

 Acquisition-related intangible assets result from the Company’s acquisitions of businesses accounted for under the purchase method and consist of the value of identifiable intangible assets. Acquisition-related definite lived intangible assets are reported at cost, net of accumulated amortization.

N.	Goodwill:

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in business combinations accounted for in accordance with the “purchase method” and is allocated to reporting units at acquisition. Goodwill is not amortized but rather tested for impairment at least annually in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other”. The Company performs its goodwill annual impairment test for the reporting units at December 31 of each year, or more often if indicators of impairment are present.

Intangible assets with finite lives are amortized using the straight-line basis over their useful lives, to reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

O.	Derivative financial instruments

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of derivative instruments are recognized in the consolidated statement of operations... The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

The Company evaluates all of its financial instruments, including notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in its contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract on the Company’s balance sheet. The Company identified embedded derivatives primarily related to conversion features included in certain financial instruments. These features were evaluated in accordance with ASC 815 and, where required, were bifurcated from the host contract and accounted for as derivative liabilities at fair value.

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

P.	Stock purchase warrants

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

The Company assesses the classification of its common stock purchase warrants at each reporting date to determine whether a change in classification between equity and liability is required. For modified stock purchase warrants that result in a change of classification from equity to liability, a liability is recognized equal to the fair value on the date of modification, additional paid-in capital is adjusted by the fair value of the warrant on the date of issuance.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

D.	Assets held for sale

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

E.	Discontinued operations

A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the consolidated statements of Operations and the consolidated statements of cash flows (see Note 9). For long-lived assets or disposals that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale.

F.	Impairment of long-lived assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2025 or 2024.

G.	Severance pay

All the Company’s employees have been signed on Section 14 of Israel’s Severance Compensation Law, 1963 (“Section 14”). Pursuant to Section 14, the Company’s employees, covered by this section, are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf by the Company. Payments in accordance with Section 14 release the Company from any future severance liabilities in respect of those employees. Neither severance pay liability nor severance pay fund under Section 14 are recorded in the Company’s balance sheets.

Severance expenses for the years ended December 31, 2024 and 2023 amounted to $87 and $75 respectively.

Q.	Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Accordingly, deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial statement carrying amount and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of unrecognized tax benefits recorded in a Company’s financial statements. According to ASC Topic 740, tax positions must meet a more-likely-than-not recognition threshold to be recognized. Recognized tax positions are measured as the largest amount that is greater than 50 percent likely of being realized. The Company’s accounting policy is to present interest and penalties relating to income taxes within income taxes; however, the Company did not recognize such items in its fiscal years 2025 and 2024 financial statements and did not recognize any amount with respect to an unrecognized tax benefit in its balance sheets.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

R.	Basic and diluted profit (loss) per Common Stock

Basic loss per Common Stock is computed by dividing the loss for the period attributable to common stockholders, after allocation of earnings or losses to non-controlling interests or other classes of equity, by the weighted average number of shares of Common Stock outstanding during the period. In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares.

S.	Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to employees and nonemployees based on their estimated fair values in accordance with ASC 718, “Compensation- Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as a compensation expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of forfeitures as they occur, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

T.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, loan granted as well as certain other current assets that do not amount to a significant amount. Cash and cash equivalents, which are primarily held in Dollars and New Israeli Shekels, are deposited with major banks in Israel and United States. The Company considers that its cash and cash equivalents have low credit risk based on the credit ratings of the counterparties.

The Company may also be exposed to credit risk with respect to loans granted to third parties. Prior to granting such loans, the Company evaluates the creditworthiness of the borrowers and may obtain collateral or other security when deemed appropriate. The Company monitors the collectability of such loans on an ongoing basis and assesses, at each reporting date, whether there is a need to recognize an allowance for credit losses based on the borrower’s financial condition and other relevant factors.

The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

U.	Commitments and Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

V.	Extinguishment and Modification of Debt and Related Instruments

The Company accounts for the extinguishment of debt in accordance with ASC 470, Debt. An extinguishment of debt occurs when the Company is legally released from being the primary obligor under the liability, including through repayment, settlement, or a modification of terms that is considered substantial.

Upon extinguishment, the Company derecognizes the carrying amount of the debt and recognizes a gain or loss in the consolidated statement of operations for the difference between the reacquisition price and the net carrying amount of the extinguished debt.

The Company evaluates modifications of debt instruments to determine whether such modifications should be accounted for as a modification or an extinguishment. If the terms of the modified debt are substantially different from the original terms, including based on a quantitative assessment, the transaction is accounted for as an extinguishment of the original debt and the issuance of new debt.

In transactions where debt is settled through the issuance of equity instruments, warrants, or other derivative instruments, the Company evaluates whether such transactions represent an extinguishment of debt. The fair value of the instruments issued is used to determine the reacquisition price, and any resulting gain or loss is recognized in the consolidated statement of operations.

W.	Leases

The Company determines if an arrangement is or contains a lease at contract inception.

The Company is a lessee in certain operating leases primarily for office space and vehicles. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.

ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in statement of comprehensive loss.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

X.	Emerging growth company:

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

Y.	New Accounting Pronouncements

Recently Adopted Accounting Standards

The Company adopted ASU 2023-08 on January 1, 2025 using a modified retrospective approach. The adoption affected the accounting for certain crypto assets within the scope of ASC 350-60, which are now measured at fair value with changes in fair value recognized in earnings. Digital tokens that provide enforceable contractual rights to receive future goods or services from the issuer are excluded from the scope of ASC 350-60 and continue to be accounted for based on their economic substance. The impact of adoption was not material to the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. The ASU is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805): Identifying the Acquirer in a Business Combination Involving a Variable Interest Entity. This ASU modifies the guidance for identifying the accounting acquirer in transactions involving VIEs. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and early adoption is permitted. The amendments are applied prospectively to business combinations occurring after the adoption date. The Company consolidates certain entity that is considered VIEs and is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements and related disclosures.

The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements; however, the impact will depend on the nature of future transactions.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the impact of this guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company does not currently have contracts that include share-based noncash consideration; however, management is evaluating the potential impact of this ASU on future transactions.

In September 2025, the FASB also issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modifies the recognition threshold for capitalization of internal-use software costs. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of this ASU on its internal-use software capitalization policy and does not expect a material impact upon adoption.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – DISCONTINUED OPERATIONS AND DECONSOLIDATION

On November 8, 2024, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Mr. Khurshid, the Company’s former chief executive officer and director and Match Financial Ltd (“Match”), a subsidiary of the Company, pursuant to which the Company agreed, subject to shareholder approval, to sell Digital RFQ Limited (“DRFQ”), a wholly owned subsidiary of the Match to Mr. Khurshid or his nominee. In connection therewith, on December 23, 2024, the parties entered into a Share Purchase Agreement providing for the sale of the subsidiary for consideration of GBP 1, subject to shareholder approval.

As a result of the execution of the Settlement Agreement and management’s commitment to a plan to dispose of the subsidiary, the financial services operating activities met the criteria to be classified as held for sale under ASC 205-20 as of November 8, 2024. Accordingly, the assets and liabilities of the subsidiary were classified as held for sale beginning on that date, and the results of operations of the financial services operating segment have been presented as discontinued operations for all periods subsequent to such classification.

On August 5, 2025, the Company was notified that on July 29, 2025, Match had been placed into administration in the United Kingdom pursuant to the Insolvency Act 1986, and administrators were appointed. On July 29, 2025, the administrators completed a pre-packaged sale of Match’s entire shareholding of the subsidiary to an entity owned by Mr. Khurshid. As a result, the Company lost control of the subsidiary and deconsolidated the subsidiary as of July 29, 2025 in accordance with ASC 810-10-40.

During the preparation of the consolidated financial statements for the quarter ended June 30, 2025, management was unable to obtain complete financial information from the subsidiary due to the loss of direct access to systems and limited cooperation from subsidiary personnel. Accordingly, the results of discontinued operations for the period from April 1, 2025 through July 29, 2025 are based on management’s best estimates derived from historical trends and available information.

Upon deconsolidation, the Company derecognized the subsidiary’s assets and liabilities and recognized a net gain on deconsolidation of approximately $2,491, which is included within other income (expense) in the consolidated statements of operations and comprehensive loss

Summary Reconciliation of Discontinued Operations

The following tables present the balance sheets and the results of operations of the Company classified as discontinued operations for the periods presented:

	December 31,	December 31,
	2025	2024
	USD in thousands	USD in thousands
Assets
Current Assets
Cash and cash equivalents	-	149
Customer custodial funds	-	811
Customer digital currency assets	-	23
Due from affiliates	-	51
Other current assets	-	55
Total Current assets	-	1,089

Non-Current Assets
Intangible asset, net	-	15
Total Non-Current assets	-	15

Total Assets	-	1,104

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – DISCONTINUED OPERATIONS AND DECONSOLIDATION (continued)

	December 31,	December 31,
	2025	2024
	USD in thousands	USD in thousands
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	-	504
Customer custodial cash liabilities	-	973
Customer digital currency liabilities	-	11
Due to affiliates	-	480
Loans payable - related parties, current	-	683
Interest payable - related parties, current	-	204
Accrued expenses and other current liabilities	-	308
Total current liabilities	-	3,163

Non-Current liabilities
Loan payable - related parties, net of current portion	-	17
Total Non-Current liabilities	-	17

Total Liabilities	-	3,180

	Year ended December 31	Three months ended December 31	Year ended September 30
	2025	2024	2024

Revenues from financial services	569	404	5,914
Cost of revenues	(96)	(44)	(4,915)
Gross profit	473	360	999

Operating expenses:
General and administrative	(792)	(425)	(8,072)
Total operating expenses	(792)	(425)	(8,072)

Loss from operations	(319)	(65)	(7,073)

Other income (expenses):
Interest expense - related parties	(190)	(82)	(163)
Gain on termination of GSS GSA – related party	-	-	6,083
Gain on deconsolidation	2,491	-	-
Other income (expense)	48	(11)	12
Total other income (expense), net	2,349	(93)	5,932

Net loss from discontinued operations	2,030	(158)	(1,141)

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – ACQUISITION OF TILTAN

On December 30, 2025, the Company completed the acquisition of 100% of the issued and outstanding shares of Tiltan Software Engineering Ltd. (“Tiltan”), an Israeli provider of AI-based software solutions for defense and aerospace applications, pursuant to a Stock Purchase Agreement (the “Tiltan Purchase Agreement”). The acquisition was undertaken to expand the Company’s capabilities in AI-based software solutions and to leverage expected synergies and growth opportunities in the defense and aerospace sectors. As a result of the acquisition, Tiltan became an indirect wholly owned subsidiary of the Company.

The contractual purchase price was NIS 47.6 million (approximately $14.0 million based on the exchange rate at the acquisition date), payable 75% in cash and 25% in shares of the Company’s common stock.

The cash portion of NIS 35,700 is payable in installments through June 29, 2026 and is primarily evidenced by a secured promissory note in the principal amount of NIS 29,750. The note does not bear interest unless an event of default occurs and is secured by a first-priority pledge over the shares of Tiltan. Deferred cash payments were measured at fair value as of the acquisition date by discounting contractual amounts using a market-based discount rate.

The equity portion, equal to NIS 11,900, represents a fixed monetary amount to be settled in a variable number of shares. At closing, shares were deposited into escrow, with the final number of shares to be determined based on the market price on June 29, 2026. If the value of escrowed shares is less than the required amount, the Company is obligated to issue additional shares or pay the shortfall in cash. The equity consideration was measured at fair value based on the closing market price of the Company’s common stock on the acquisition date.

The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. The Company determined that Tiltan constitutes a business as defined under ASC 805 as the acquired set includes inputs, processes, and the ability to generate outputs.

As of December 31, 2025, the Company, with the assistance of a third-party valuation specialist, completed the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The aggregate fair value of consideration transferred was approximately $14.3 million.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – ACQUISITION OF TILTAN (continued)

The acquisition was completed on December 30, 2025 and therefore did not contribute to the Company’s revenues or earnings for the year ended December 31, 2025. Pro forma results of operations have not been presented as the impact of the acquisition is not material. Acquisition-related costs were expensed as incurred and are included in general and administrative expenses.

The allocation of the purchase price was as follows (in thousands):

December 31,
2025

Net tangible assets acquired	(86)
Customer relationships (11-year useful life)	4,663
Developed technology (15-year useful life)	2,725
Deferred tax liabilities	(887)
Goodwill	7,688
14,103

Customer relationships were valued using the multi-period excess earnings method. Developed technology was valued using the relief-from-royalty method. The identified intangible assets are being amortized on a straight-line basis over their estimated useful lives.

Deferred tax liabilities were recognized primarily in respect of the fair value adjustments to identifiable intangible assets.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and is primarily attributable to expected synergies, future growth opportunities, assembled workforce and other intangible benefits that do not qualify for separate recognition. The goodwill recognized is not expected to be deductible for income tax purposes.

NOTE 5 – OTHER CURRENT ASSETS

	December 31,
	2025	2024

Prepaid expenses	159	102
Other receivable	65	5
	224	107

NOTE 6 – LOAN GRANTED

On November 1, 2025, the Company entered into an unsecured promissory note agreement with a third party, pursuant to which the Company advanced an aggregate principal amount of $2,351, bearing simple interest at a rate of 12% per annum. The outstanding principal and accrued interest are due on October 30, 2026. The note represents a senior unsecured obligation of the borrower and ranks pari passu with its other unsubordinated unsecured indebtedness.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 – DIGITAL ASSETS

On July 30, 2025, the Company entered into a Warrant to Purchase Tokens agreement with Synthetic Darwin LLC (the “Darwin”), pursuant to which the Company paid a purchase price of $0.5 in exchange for the right to purchase up to 200,000,000 tokens (the “Warrant Tokens”) at escalating exercise prices ranging from $0.02 to $0.50 per token. The warrant is exercisable in four tranches of 50,000,000 tokens each over a twelve-month period and expires one year from the issue date. The warrant may be exercised for cash, by issuance of the Company’s common stock, by net exercise, or through other agreed forms of payment.

Tokens issued upon exercise are subject to a six-month transfer restriction, subject to certain parity protections. The agreement also provides anti-dilution style protections, including entitlement to a pro rata portion of future token issuances, forks, or increases in total token supply.

At the time of initial acquisition in July 2025, the Company exercised a warrant to acquire 50 million tokens in exchange for the issuance of 147,710 shares of common stock of the Company at a total exercise price of $1,000 thousands. In addition, on October 8, 2025, the Company exercised the second tranche and issued 375,000 shares of common stock of the Company to acquire another 50 million tokens at a total exercise price of $3,360 thousands.

Darwin is a blockchain-based digital token issued and recorded on a distributed ledger. The token may be transferable and trade at market-determined prices on digital asset platforms. The token does not represent an equity interest or contractual claim to assets or cash flows of the Darwin.

The Company accounts for the warrant and the underlying tokens based on their economic substance. The tokens acquired upon exercise represent rights to receive services within a blockchain-based ecosystem but do not represent a contractual claim to cash flows or equity interests. Accordingly, the Company has concluded that the tokens are not within the scope of ASC 350-60 since they do not represent crypto assets within the scope of that guidance, but rather rights to future services, and are recognized upon acquisition as indefinite-lived intangible assets. The tokens are initially measured at the fair value of the consideration transferred, including the fair value of equity instruments issued in accordance with the contractual pricing mechanism. Because the related services are not yet available, the tokens are not amortized and are instead evaluated for impairment in accordance with the accounting policy described above. During the year ended December 31, 2025 the Company recorded an impairment loss of $4,344.

NOTE 8 – LEASES

A.	The components of operating lease cost for the years ended December 31, 2025 and Three month ended December 31, 2024 and for the year ended September 30, 2024 were as follows:

	Year ended	Three months ended	Year ended
	December 31	December 31,	September 30,
	2025	2024	2024

Operating lease costs	39	-	-

B.	Supplemental cash flow information related to operating leases was as follows:

	Year ended	Three months ended	Year ended
	December 31	December 31,	September 30,
	2025	2024	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	240	-	-
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	695	-	-

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 8 – LEASES (continued)

C.	Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2025	2024

Operating leases:
Operating leases right-of-use asset	823	-

Current operating lease liabilities	504
Non-current operating lease liabilities	143	-
Total operating lease liabilities	647	-
		-
Weighted average remaining lease term (years)	2.6	-

Weighted average discount rate	10.7%	-

D.	Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

2025
2026	257
2027	262
2028	185
Total operating lease payments	704
Less: imputed interest	(57)
Present value of lease liabilities	647

On December 15, 2025, the Company entered into a new lease agreement for office space in Netanya, Israel for a period of 1 year with monthly payments of $1 and an option to extend the agreement for an additional 1 year with at a 5% increase in the monthly payments. A lease right-of-use asset and a related liability in the amount of $16 have been recognized in the balance sheet in respect of this lease.

In December 2025 the Subsidiary exercised its extension option of a lease agreement for the office space in 2 Granit, Petach-Tikva, Israel for a term of one year. The quarterly lease payments under the lease agreement are approximately NIS 106 (approximately $33).

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 – CONVERTIBLE NOTES PAYABLE, NET

The Company’s convertible notes payable consisted of the following:

	Year ended
	December 31
	2025	2024
August 2024 Note	-	515
December 2024 Note	-	500
	-	1,015
Less: debt issuance costs	-	(309)
Convertible notes payable, net	-	706

August 2024 Note:

In August 2024, the Company issued a senior unsecured promissory note (the “August 2024 Note”) in the principal amount of $515 to a new lender in consideration of cash proceeds in the amount of $412. The August 2024 Note bears interest of 12.0% per annum and is due and payable six months after issuance. The lender shall have the right to convert the principal and interest payable under the August 2024 Note into shares of common stock of the Company. In addition, the Company issued the lender a stock purchase warrant (the “August 2024 Warrant”) to acquire 175,000 shares of common stock at a per share price of $2.00 for a term of five years that may be exercised for cash. The number of shares and exercise prices for the August 2024 Note and August 2024 Warrant reflect the October 2024 reverse stock split.

The August 2024 Warrant was determined to be an equity classified warrant and fair value was calculated as $447 using the Black-Scholes option-pricing model with the following assumptions: volatility of 183.31%, risk-free rate of 3.84%, annual dividend yield of 0.0% and expected life of five years. The Company recorded a total debt discount of $342,314 related to the original issue discount and August 2024 Warrant, which will be amortized over the term of the August 2024 Note. The principal amount of the August 2024 Note was allocated to the August 2024 Note and the August 2024 Warrant in the amount of $276 and $239, respectively. The amount allocated to the original issue discount and the August 2024 Warrant were recorded as a discount on the August 2024 Note, which will be amortized to interest expense using the effective interest rate method over the term of the August 2024 Note.

In June 2025, the lender sold August 2024 Note and the August 2024 Warrant to an unaffiliated third party. In August 2025, the Company entered into a settlement agreement with the new holder (the “Holder”) of the August 2024 Note and August 2024 Warrant. Pursuant to the terms of the settlement agreement, the Holder agreed to waive all events of default in relation to the August 2024 Note. Additionally, the Holder agreed to convert the August 2024 Note into 243,155 shares of common stock based on the post-reverse stock split conversion price of $2.50 per share. In consideration of such waiver and conversion, the Company agreed to issue to the Holder a pre-funded warrant to purchase 1,702,088 shares of the Company’s common stock. The Company determined the fair value of the pre-funded warrants a $7,080 based on the share price at the date of the agreement. Such warrants were exercised into 1,702,088 common stock in October 2025.

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

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 – CONVERTIBLE NOTES PAYABLE, NET (continued)

December 2024 Note:

On December 3, 2024, the Company issued a convertible promissory note (the “December 2024 Note”) in the principal amount of $500 to a lender, in consideration of cash proceeds in the amount of $450 after an original issue discount of $25 and issuance costs of $25 in connection with the standby equity purchase agreement executed with the lender (the “SEPA”). The December 2024 Note matures on December 3, 2025. The SEPA was subsequently terminated in December 2024. The December 2024 Note has the following features:

The note bears interest at 10% per annum (18% upon an event of default) and matured on December 3, 2025. The note was issued in connection with a standby equity purchase agreement, which was terminated in December 2024.

The note was convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lower of (i) $2.00 per share or (ii) 90% of the lowest daily VWAP during the ten consecutive trading days preceding conversion, subject to a floor price of $0.33. Conversions were subject to a 4.99% beneficial ownership limitation (the “Exchange Cap”), unless stockholder approval was obtained.

Upon the occurrence of specified events, including certain price-based triggers, exchange cap limitations, or registration-related events (each, an “Amortization Event”), the Company was required to make monthly payments of $150,000 plus a 10% premium and accrued interest. The note was also subject to optional redemption by the Company at a premium.

Certain embedded features, including redemption and default provisions, were required to be bifurcated and presented as derivative liabilities at fair value according to ASC 815. The embedded derivatives were initially recorded at fair value of $223 and are remeasured at fair value at each reporting date, with changes recognized in earnings. As of December 31,2024, the fair value of the embedded derivatives was $848.

During May and June 2025, the holder converted the entire balance of the note into 260,300 shares of common stock. Upon conversion, the embedded derivative liabilities were remeasured to fair value, which was $260. As a result, the Company recorded $588 as Change in fair value - convertible note embedded derivative.

NOTE 10 – OTHER CURENT LIABILITIES

	December 31,
	2025	2024

Employees and related institutions	649	-
Accrued expenses	1,650	1,101
Dividends payable to former Tiltan shareholder	774	-
Other payable	44	66
	3,117	1,167

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 11 – LOANS PAYABLE – FORMER RELATED PARTIES

Between October 2023 through September 2024, the Company issued promissory notes in the aggregate principal of $1,106 thousands and $248 thousands to a shareholder and to an entity managed by that shareholder, respectively, (collectively, the “2024 Shareholder Loans”), in consideration of cash proceeds.

The 2024 Shareholder Loans bear interest of 5.0% per annum and each individual loan will be due and payable three years from the date of issuance. As of December 31, 2025, the outstanding principal balance and accrued and unpaid interest of the 2024 Shareholder Loans was $1,354 and $125, respectively.

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

Consisting of the above-mentioned loans, the Company’s loans payable – related parties is summarized as follows:

	Year ended
	December 31
	2025	2024
Shareholder 2024 Loans additions	1,354	1,354
July 2024 Loan additions	1,213	1,213
July 2024 Loan repayments	(1,000)	(1,000)
	1,567	1,567
Accrued interest	125	44
	1,692	1,611

As part of current liabilities	842	619
As part of non-current liabilities	850	992

In June 2024, as part of the terms of a note payable entered into, 30.0% of the loans payable with the shareholder of the Shareholder 2024 Loans and July 2024 Loan was due and payable on demand.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

Description of the rights attached to the Shares in the Company:

Common Stock:

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

Reverse stock split:

Effective October 24, 2024, the Company amended its amended and restated certificate of incorporation to implement a one-for-eight reverse stock split of its common stock (the “2024 Reverse Stock Split”) and increased the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000 (see Note 1 above).

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

Transactions:

A.	In December 2023, 47,533 shares of Old Nukk common stock with a fair value of $1,802,215 as determined on the issuance date using the reported closing share price was issued to the sponsor of Brilliant in exchange for a receivable from Brilliant. Upon closing of the Business Combination, the receivable recorded by the Company was exchanged with the payable recorded by Brilliant, resulting in a reduction in additional paid-in capital as part of the reverse recapitalization.

B.	In December 2023, 5,629 shares of Old Nukk common stock with a fair value of $213,386 as determined on the issuance date using the reported closing share prices was issued as consideration for services performed by advisors to Old Nukk in connection with the business combination and recorded as a component of deferred transaction cost on the balance sheet. Upon closing of the Business Combination, the deferred transaction costs were reclassified to a reduction in additional paid-in capital as part of the reverse recapitalization.

C.	In December 2023, 8,767 shares of Old Nukk common stock with a fair value of $613,410 as determined on the issuance date using the reported closing share prices were issued as settlement of loans payable – related parties with a carrying value of $270,563. The excess of the fair value of the shares issued over the carrying value of the loans payable – related parties of $342,847 was accounted for as an equity transaction (capital reduction), as the debt holder was Company shareholder and the transaction was effected in his capacity as a shareholder. Accordingly, no gain or loss was recognized in the consolidated statement of operations..

D.	In December 2023, 94,710 shares of Old Nukk common stock with a fair value of $6,627,315 as determined on the issuance date using the reported closing share prices were issued as settlement of due to affiliates with a carrying value of $2,727,061. The excess of the fair value of the shares issued over the carrying value of the due to affiliate of $3,900,254 was treated as a capital reduction as the affiliate is an entity that is controlled by a Company shareholder.

E.	During the nine months ending September 30, 2024, the Company issued a total of 361,531 shares of common stock to settle obligations to vendors amounted to $1,880.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

F.	In November 2024, 319,952 shares of the Company’s common stock with a fair value of $771,085 as determined on the issuance date using the reported closing share prices were issued to convert the principal and accrued interest on certain convertible notes payable with a carrying value of $771,085 .

G.	In November 2024, the Company entered into two securities purchase agreements pursuant to which the Company sold 110,707 and 138,556 shares of the Company’s common stock at a purchase price of $2.09456 and 1.7765 per share, respectively, for aggregate gross proceeds of $231,765 and $246,030 respectively. The purchase price per share includes a 5.0% discount from the closing price of the Company as listed on Nasdaq as of the business day immediately prior to the closing date of each securities purchase agreement. Issuance costs totaling $36,281 were incurred in connection to these securities purchase agreements and was recorded as a reduction to additional paid-in capital.

H.	On November 8, 2024, the Company entered into an exit and settlement agreement (the “Exit and Settlement Agreement”) with three directors of the Board, under which each director resigned effective immediately and each director received 140,100 fully vested shares of the Company’s common stock with a fair value of $108,344 as compensation for past services rendered. An aggregate $325,032 was recorded as stock-based compensation expense as a component of compensation and related benefits on the accompanying statements of operations and comprehensive loss for the three months ended December 31, 2024.

I.	On December 16, 2024, the Company issued an aggregate of 1,337,500 stock grants with a fair value of $1,859,125 as determined on the issuance date using the reported closing share prices consisting of restricted shares of common stock under its stock incentive plans to various executive officers, directors and consultants of the Company who have provided services to the Company for an extended period of time with limited compensation. Of these 1,337,500 shares issued, 647,500 and 690,000 were issued to consultants and directors, respectively, with $900,025 and $959,100 recorded as stock-based compensation expense as components of professional fees and compensation and related benefits, respectively, on the accompanying statements of operations and comprehensive loss for the three months ended December 31, 2024.

J.	In December 2024, 200,000 shares of the Company’s common stock with a fair value of $464 as determined on the issuance date using the reported closing share price were issued to two shareholders as compensation for past services provided and was recorded as stock-based compensation expense as a component of professional fees on the accompanying statements of operations and comprehensive loss for the three months ended December 31, 2024.

K.	On December 18, 2024, the Company entered into a securities purchase agreement for a private placement (the “2024 Private Placement”) pursuant to which an investor purchased from the Company 1,666,666 units for an aggregate purchase price of $9,999,996 or a per unit price of $6.00 with each unit consisting of (i) one share of the Company’s common stock and (ii) a stock purchase warrant to purchase up to one and one half shares of the Company’s common stock (the “Private Placement Warrant”). The investor may elect to acquire one pre-funded common stock purchase warrant in lieu of one share (the “Pre-Funded Warrant”). The Units were priced in excess of the average Nasdaq Official Closing Price of the Company’s common stock for the five trading days immediately preceding the signing of the Private Placement. The Private Placement closed on December 20, 2024.

On December 19, 2024, 230,000 shares of common stock were issued in connection with the Private Placement.

Pursuant to the terms of the Private Placement, the Company was obligated to file a resale registration statement related to the securities purchased in the Private Placement and to ensure that such resale registration statement was declared effective within 75 days from the closing date of the Private Placement. The Company did not meet this obligation and as a result, the investor was entitled to penalties payable in cash until the registration statement becomes effective. During April through June 2025, the Company made cash payments to the investor totaling $800 to satisfy these penalties. On September 15, 2025, the Company requested a withdrawal of the registration statement.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

The Company analyzed the 2024 Private Placement in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company determined that the Pre-funded Warrant and the Private Placement Warrant do not meet the criteria for equity classification. Accordingly, the Pre-funded Warrant and the Private Placement Warrant were accounted for as a single liability-classified instrument. The Pre-funded Warrant and the Private Placement Warrant were initially recorded at fair value and are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations until settlement or expiration.

The Company using a third-party specialist allocated the total proceeds to the Warrant Shares liability and to the Series A Preferred Stock.

Pre-funded Warrant and the Private Placement Warrant Shares liability

The fair value of the Pre-funded Warrant was calculated using the Black-Scholes option pricing Model. The assumptions used to perform the calculations are detailed below:

	December 18, 2024	December 31, 2024
Expected volatility (%)	113.8%	114.2%
Risk-free interest rate (%)	4.30%	4.30%
Expected dividend yield	0.0%	0.0%
Expected term (years)	5.00	5.00
Conversion price (U.S. dollars)	0.0001	0.0001
Fair value (U.S. dollars in thousands)	5,086	52,682

The fair value of the Private Placement Warrant was calculated using the Monte Carlo Simulation Model. The assumptions used to perform the calculations are detailed below:

	December 18, 2024	December 31, 2024
Expected volatility (%)	113.8%	114.2%
Risk-free interest rate (%)	4.30%	4.30%
Expected dividend yield	0.0%	0.0%
Expected term (years)	5.00	5.00
Probability of a fundamental event	10.0%	10.0%
Conversion price (U.S. dollars)	6.00	6.00
Fair value (U.S. dollars in thousands)	18,153	94,287

Based on the above the entire 2024 Private Placement proceeds were allocated to the warrants.

As of December 31, 2025 the Pre-funded Warrant and the Private Placement Warrant were fully exercised

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

L.	In February 2025, the investor in the Private Placement sold 83,333 and 125,000 units of the Pre-funded Warrant and Private Placement Warrant, respectively, to a third party. In February 2025, the third party submitted a cashless exercise of their 83,333 units in relation to the Pre-Funded Warrant, which resulted in an issuance of 83,333 shares of common stock. The shares were estimated at $3,056 based on the share price of the common stock on issuance date.

M.	During July and August 2025, the remaining 1,353,333 Pre-funded Warrant units and the 2,499,999 Private Placement Warrant units were exercised on a cashless basis, resulting in the issuance of 4,899,166 total shares of common stock. The shares were estimated at $27,923 based on the share price of the common stock on issuance date.

N.	In April 2025, the Company issued 12,500 shares of common stock in connection with a settlement agreement with a former consultant. The shares were estimated at $157 based on the share price of the common stock on issuance date.

O.	In May and July 2025, the Company issued 85,710 shares of common stock to a consultant in connection with a cashless exercise of an option granted to him under Company’s 2024 Equity Incentive Plan.

P.	In May and June 2025, the Company issued a total of 260,300 shares of common stock to a lender in connection with the full conversion of the December 2024 Note (see Note 9). The shares were estimated at $520 based on the balance of the 2024 Note in addition to $260 related to the extinguishment of Embedded Derivative tied to the December 2024 Note.

Q.	In August 2025, the Company issued 123,860 and 243,155 shares of common stock in connection with the cashless exercise of the August 2024 Warrant and the conversion of the August 2024 Note, respectively (see Note 9). The shares were estimated at total amount of $1,012 based on share price of the date of the exercise.

R.	In September 2025, the Company issued 310,000 shares of common stock in connection with a new joint venture agreement. The Company determined the fair value of the shares issued at $1,144 based on Company’s share price as of the date of the closing (see note 1E).

S.	On September 4, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Securities Purchase Agreement”) for a private placement (the “2025 Private Placement”) pursuant to which the investors (the “Purchasers”) agreed to purchase from the Company 200 units for an aggregate purchase price of $10,000 or a per unit price of $50, with each unit consisting of (i) one restricted share (each a “Share” and collectively, the “Shares”) of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) restricted common stock purchase warrants to initially purchase up to 15,957 shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company, subject to adjustment and exchange as described herein (the “Common Warrants” and the shares of Common Stock issuable upon exercise or exchange of the Common Warrants, the “Warrant Shares”). The Shares of Series A Preferred Stock will be issued at closing of the 2025 Private Placement pursuant to the Certificate to be filed with the Secretary of State of the State of Delaware prior to closing of the 2025 Private Placement. Each Share of Series A Preferred Stock has a stated value of $50 (the “Stated Value”) and will initially be convertible into 10,224 shares of Common Stock (the “Conversion Shares”) (or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”)), calculated by dividing the Stated Value by the initial conversion price equal to $4.89 per Share (the “Initial Conversion Price”).

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

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Pursuant to the Securities Purchase Agreement, the Company was required to seek stockholder approval (the “Stockholder Approval”) related to certain provisions contained in the Certificate and to file a preliminary proxy statement for a special or annual meeting of the Company’s stockholders within six months of the closing of the 2025 Private Placement and hold a meeting as soon as practicable thereafter to seek Stockholder Approval. The Company also granted the Purchasers a right of participation in subsequent financings of the Company for a period of time following closing, subject to certain exempt issuances, and the Company has agreed not to issue securities for a period of time following the closing of the 2025 Private Placement, subject to certain exempt issuances, including issuances pursuant to strategic transactions.

Pursuant to the terms of the 2025 Private Placement, the Company was obligated to file a resale registration statement related to the securities purchased in the Private Placement and to ensure that such resale registration statement was declared effective within 75 days from the closing date of the 2025 Private Placement. If the registration statement is not declared effective by the Effectiveness Deadline, the Company will be required to pay to the Purchasers an amount in shares of common stock or cash, at the Company’s discretion, as partial liquidated damages and not as a penalty, equal to the product of 1.5% multiplied by the aggregate purchase price paid by such Purchasers. The Company filed a registration statement which was declared effective at December 23, 2025.

The Company analyzed the 2025 Private Placement in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company determined that the Warrant Shares do not meet the criteria for equity classification. Accordingly, the Warrant Shares were accounted for as a single liability-classified instrument. The Warrants are initially recorded at fair value and are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations until settlement or expiration.

The Company using a third-party specialist allocated the total proceeds to the Warrant Shares liability and to the Series A Preferred Stock.

Warrant Shares liability

The fair value of the Warrant Shares was calculated using the Monte Carlo Simulation Model. The assumptions used to perform the calculations are detailed below:

	September 4, 2025	December 31, 2025
Expected volatility (%)	87%	93.7%
Risk-free interest rate (%)	3.65%	3.70%
Expected dividend yield	0.0%	0.0%
Expected term (years)	5	4.68
Conversion price (U.S. dollars)	5.405	5.405
Underlying share price (U.S. dollars)	4.72	4.03
Fair value (U.S. dollars in thousands)	23,435	24,521

Based on the above the entire 2025 Private Placement proceeds were allocated to the warrants.

After the balance sheet date, on January 2, 2026, the Company issued 2,439,000 shares of common stock in connection with the conversion of the Series A convertible preferred stock.

In addition, on January 2, 2026, the Company issued 73,170 shares of common stock to satisfy the penalty incurred from late effectiveness of the registration statement for the securities from the September 2025 Private Placement. The fair value of the penalty shares was estimated at $300 and was included as other expenses in the financial statements for the year ended December 31, 2025.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

T.	On September 19, 2025, the Company and Esousa Company Holdings, LLC, a New York limited liability company (the “Investor”), entered into a common stock purchase agreement (the “ELOC Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to the Investor up to the lesser of (i) $250,000 of the Company’s common shares, par value $0.0001 per share (the “Common Shares”) and (ii) the Exchange Cap (as defined below) (subject to certain exceptions provided in the ELOC Purchase Agreement) (the “Total Commitment”), from time to time during the term of the ELOC Purchase Agreement. Upon entering into the ELOC Purchase Agreement, the Company agreed to issue to the Investor $1,250 worth of the Company’s Common Stock (the “Commitment Shares”), determined by the lower of the (i) the VWAP on the effective date of the registration statement covering the Common Shares and the Commitment Shares and (ii) the closing sale price on the effective date of said registration statement; provided, however, that if the Company elects to terminate the ELOC Purchase Agreement, the Commitment Shares’ calculation shall be based on the date of termination rather than the effective date of the registration statement.

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

After the balance sheet date, on January 2, 2026, the Company issued 304,878 shares of common stock in connection with the Commitment Shares. The fair value of the Commitment shares was estimated at $1,250 and was included as other expenses in the financial statements for the year ended December 31, 2025.

U.	On October 9, 2025, the Company issued an aggregate of 377,432 restricted shares of common stock to an affiliated entity upon the full cashless exercise of the 150,000 June 2024 Warrant units and the 351,424 November 2024 Warrant units. The shares were estimated at $3,132 based on the share price of the common stock on issuance date.

V.	On October 9, 2025, the Company issued an aggregate of 1,702,070 restricted shares of common stock in connection with the full cashless exercise of the August 2025 Pre-funded Warrants.

W.	On October 9, 2025, the Company issued 147,710 shares to Synthetic Darwin LLC upon the Company’s exercise of the first tranche of 50 million Darwin tokens. The shares were estimated at $1,000 based on the share price of the common stock on issuance date.

X.	On October 9, 2025, the Company issued 375,000 shares to Synthetic Darwin LLC upon the Company’s exercise of the second tranche of 50 million Darwin tokens. The shares were estimated at $3,360 based on the share price of the common stock on issuance date (see note 7).

Y.	On November 13, 2025, the board of directors of the Company approved the issuance of an equity grant to executive officers and consultants under its 2025 Equity Incentive Plan amounting to a total of 3,950,000 shares of common stock, par value $0.0001. On November 13, 2025, and December 22, 2025, the Company issued 3,370,000 shares of common stock to employees, Directors and consultants and in January 2026 the Company issued 475,000 shares of common stock to employees, Directors and consultants. The Company estimated the value of the shares issued at $18,648 based on the share price of the date of the board resolution. See also section Y below.

Z.	On November 13, 2025 and December 23, 2025, the Company issued an aggregate of 105,000 restricted shares of common stock as debt settlement of debt to related parties. The shares were estimated at $509 based on the share price of the common stock on issuance date.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – WARRANTS

a.	On June 11, 2024 (the “Effective Date”), the Company issued a Senior Unsecured Promissory Note (the “X Group Note 1”) in the principal amount of $312.5 to X Group Fund of Funds, a Michigan limited partnership (“X Group”) in consideration of cash proceeds in the amount of $250. As an additional inducement to provide the X Group Note 1, the Company issued X Group a Stock Purchase Warrant (“X Group Warrant 1”) to acquire 150,000 shares of common stock at a per share price of $2.00 for a term of five years that may be exercised on a cash or cashless basis. X Group Warrant 1 was initially convertible at a per share conversion price of $2.00. The number of shares and exercise prices for the X Group Note 1 and X Group Warrant 1 reflect the October 2024 reverse stock split

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

On September 10, 2024, the Company issued an additional Senior Unsecured Promissory Note (the “X Group Note 2”) in the principal amount of $125 to X Group in consideration of cash proceeds in the amount of $100, which was funded on September 4, 2024.

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

The assumptions used for the Black-Scholes option pricing model for liability-classified stock purchase warrants are as follows:

June 2024 Warrants	November 2024 Modification
Expected volatility (%)	113.8%
Risk-free interest rate (%)	4.40%
Expected dividend yield	0.0%
Expected term of options (years)	4.6
Exercise price (US dollars)	2.0
Share price (US dollars)

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – WARRANTS (continued)

November 2024 Warrants	November 2024 Issuance
Expected volatility (%)	113.8%
Risk-free interest rate (%)	4.20%
Expected dividend yield	0.0%
Expected term of options (years)	5
Exercise price (US dollars)	2.0
Share price (US dollars)

b.	On August 28, 2025, the Company, Nukk Picolo and Mandragola, entered into a JV Agreement (see note 1E). In connection with the JV Agreement, the Company agreed to issue to Mandragola. five-year warrants to purchase 250,000 shares at an exercise price of $4.40 per share and five-year performance-based warrants to purchase 350,000 shares at an exercise price of $6.00 per share (the “Performance Warrants”).

The Company accounted for the JV Warrants as share-based payment award. Accordingly, the JV Warrants were measured at grant-date fair value and with no subsequent update

The fair value of the JV Warrants was calculated as of grant date using a Monte Carlo simulation model. The key assumptions used in the valuation were as follows:

Fair value of the JV Warrants	August 28, 2025
Expected volatility (%)	110.10%
Risk-free interest rate (%)	3.65%
Expected dividend yield	0.0%
Expected term of options (years)	5
Exercise price (US dollars)	$4.40
Share price (US dollars)	$4.33
Fair value (U.S. dollars)	$1,673

The Performance Warrants vest only upon the JV Company achieving cumulative revenues of $25 million within five years from the issuance date. If the revenue target is not achieved within such period, the Performance Warrants expire unvested.

As of December 31, 2025, management concluded that the revenue target had not been met and that the performance condition was not yet considered probable. Accordingly, no amount was recognized with respect to the Performance Warrants as of that date.

c.	Pursuant to the September 4, 2025, 2025 Private Placement, the Company issued restricted common stock purchase warrants to initially purchase up to 15,957 shares of common stock, par value $0.0001 per share, of the Company, subject to adjustment and exchange as described herein (See note 12T).

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – WARRANTS (continued)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding of December 31, 2025:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at December 31, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Public and Private Warrants	92.00	837,625	0.53	16.19
April 2024 Warrants	6.88	14,535	0.01	0.02
August 2025 Warrant	4.4	250,000	0.24	0.23
September 2025 Private Placement Warrant	5.405	3,658,537	3.60	4.15
	0.0001 – 92.00	4,760,697	2.87	6.05

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2024:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at December 31, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
				USD

Public and Private Warrants	92.00	837,625	0.61	14.10
April 2024 Warrants	6.88	14,535	0.01	0.02
June 2024 Warrants	2.00	150,000	0.12	0.05
August 2024 Warrants	2.00	175,000	0.15	0.06
November 2024 Warrant	2.41	351,424	0.31	0.15
Pre-funded Warrants	0.0001	1,436,666	1.30	0.00
Private Placement Warrant	6.00	2,499,999	2.27	2.74
	0.0001 – 92.00	5,465,249	4.77	17.12

Warrant activities for the year ended December 31, 2025 were as follows:

	Number of warrants	Weighted Average Exercise Price
		USD

Outstanding at December 31, 2024	5,465,249	17.12
Granted	5,610,625	0.02
Exercised	(6,315,177)	2.74
	4,760,697	17.12

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 14 – STOCK BASED COMPENSATION

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

On November 13, 2024, the Company issued 100,000 stock options to a consultant of the Company at an exercise price of $2.39 per share. In May 2025, the consultant exercised these options via a cashless exercise, resulting in an issuance of 85,710 shares of common stock.

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

On November 13, 2025, the board of directors of the Company approved the issuance of an equity grant to executive officers and consultants under its 2025 Equity Incentive Plan amounting to a total of 3,950,000 shares of common stock, par value $0.0001. On November 13, 2025, and December 22, 2025, the Company issued 3,370,000 shares of common stock to employees, Directors and consultants and in January 2026 the Company issued 475,000 shares of common stock to employees, Directors and consultants. The Company estimated the value of the shares issued at $18,648 based on the share price of the date of the board resolution. In addition, the Company issued an aggregate of 105,000 restricted shares of common stock as debt settlement of debt to related parties. The shares were estimated at $509 based on the share price of the common stock on issuance date.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 14 – STOCK BASED COMPENSATION (continued)

Stock options generally vest over one to three years, with a maximum term of ten years from the date of grant. These awards become available to the recipient upon the satisfaction a vesting condition based on a period of service. Total stock options activity for the year ended December 31, 2025 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
		USD

Outstanding at December 31, 2024	104,823	27.61
Granted	-	-
Exercised	(100,000)
Outstanding at December 31, 2025	4,823	550.60
Exercisable at December 31, 2025	4,823	550.60
Options expected to vest	-	-

Stock-based compensation expense for year ended December 31, 2025, for three months ended December 31, 2024 and for year ended September 30, 2024 was $18,825, $6 and $230, respectively. Stock-based compensation expense were recorded as professional fees on the accompanying consolidated statements of operations and comprehensive loss. There was no unrecognized Stock-based compensation at December 31, 2025.

NOTE 15 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended	Three months ended	Year ended
	December 31	December 31	September 30,
	2025	2024	2024

Professional services	7,645	3,106	5,987
Salaries and related expenses	320	1,171	133
Stock based compensation	18,825	6	230
Rent and office maintenance	195	-	-
Depreciation	4	-	-
Other expenses	1,093	242	364
	28,082	4,525	6,714

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 16 – INCOME TAX

A.	Income (loss) before provision for income taxes was as follows:

	Year ended	Three months ended	Year ended
	December 31	December 31	September 30,
	2025	2024	2024

United States – continuing operations	76,610	(160,630)	(7,378)
United States – discontinued operations	-	-	(261)
Foreign – discontinued operations	2,030	(158)	(880)
Income (loss) before income taxes	78,640	(160,788)	(8,519)

B.	The reconciliations of the statutory income tax rate and the Company’s effective income tax rate were as follows:

	Year ended	Three months ended	Year ended
	December 31	December 31	September 30,
	2025	2024	2024

Statutory federal income tax rate	21%	21%	21%
State tax	7.1%	7.1%	6%
Foreign rate different rates	0.0%	0.0%	(0.2)%
Permanent differences	0.0%	0.0%	(0.9)%
Change in valuation allowance	(28.1)%	(28.1)%	(25.9)%
Effective tax rate	0.0%	0.0%	0.0%

C.	A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year ended	Three months ended	Year ended
	December 31	December 31	September 30,
	2025	2024	2024

Income (loss) from continuing operation before income taxes	76,610	(160,630)	(7,378)
U.S federal statutory income tax rate	21%	21%	21%
Income tax (benefit) computed at the statutory income tax rate	16,088	(33,734)	(1,429)
State tax, net of federal benefit	5,439	(11,421)	(484)
Discontinued operations	572	-	-
Deferred taxes assets recognition for prior years	(296)	(27)	(163)
Change in valuation allowance	(21,794)	45,182	2,076
	9	-	-

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 16 – INCOME TAX (continued)

D.	Deferred taxes result primarily from noncapital loss carryforwards. Significant components of the Company’s deferred tax assets are as follows:

	December 31	December 31
Composition of deferred tax assets:	2025	2024

Operating loss carry-forwards	16,582	8,394
Accrued directors’ compensation	-	147
Stock-based compensation	720	720
Income (loss) from change in fair value – derivative liabilities	8,394	39,694
Impairment of digital assets	1,221	-
Allowance for credit losses	12	11
Unrealized foreign currency exchange loss	-	1
Capitalized SPAC acquisition related professional fee	1,262	1,262
Operating lease liabilities	120	-
Other temporary differences	240	-
Total deferred tax assets	28,551	50,229

Composition of deferred tax liabilities:
Right-of-use asset	116	-
Intangible assets	647
Total deferred tax liabilities	763	-

Net deferred tax assets	27,788	50,229
Valuation allowance	(28,435)	(50,229)
	(647)	-

U.S. resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 21%. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation. Income of Israeli subsidiaries are taxable from 2018 onwards, at corporate tax rate between 12% - 23%. SC II considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

As of December 31, 2025, the Company and subsidiaries have operating loss carry forwards of approximately $56,194, of which $258 can be offset against taxable income generated until 2038, $55,081 can be offset against future taxable income, if any, indefinitely limited to 80% of the annual taxable income and $855 can be offset against future taxable income, if any, indefinitely. However, due to changes in stock ownership, the use of the U.S. federal net operating loss carry-forwards is limited under Section 382 of the Internal Revenue Code. The Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. $258 of the net operating loss carry-forwards will expire in fiscal years 2033 through 2038. The remaining net operating loss carry-forwards do not expire.

The Company has a December 31 tax year-end. The federal, state and foreign income tax returns of the Company are subject to examination by various tax authorities.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 17 – EARNINGS (LOSS) PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per Common Stock for the years ended December 31, 2025 and 2024, are as follows:

	Year ended	Three months ended	Year ended
	December 31	December 31	September 30,
	2025	2024	2024
BASIC EPS:
Net income (loss) from continuing operation (numerator):	76,601	(160,630)	(7,378)
Less: net (income) loss attributable to noncontrolling interest	(82)	-	-
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(4,913)	-	-
Less: Net income (loss) attributable to preferred stockholders	(2,975)	-	-
Adjusted income (loss), net of tax - basic	68,631	(160,630)	(7,378)

Weighted average number of shares of Common Stock outstanding attributable to stockholders (Number of shares)	8,364,332	3,094,253	1,728,144
Earnings (loss) per share from continuing operations (basic)	8.21	(51.91)	(4.27)
Net gain (loss) from discontinued operations	2,030	(158)	(1,141)
Earnings (loss) per share from discontinued operations (basic)	0.24	(0.05)	(0.66)
DILUTED EPS:
Adjusted income (loss), net of tax - basic	68,631	(160,630)	(7,378)
Add: Net income (loss) attributable to preferred stockholders	2,975	-	-
Adjusted income (loss), net of tax - diluted	71,606	(160,630)	(7,378)

Weighted-average number of shares outstanding – basic (Number of shares)	8,364,332	3,094,253	1,728,144
Add: dilutive effect of Warrants (Number of shares)	72,660	-	-
Add: if converted dilutive effect of preferred stockholders	813,000	-	-
Weighted-average number of shares outstanding - diluted	9,249,992	3,094,253	1,728,144

Earnings (loss) per share from continuing operations (diluted)	7.74	(51.91)	(4.27)
Net gain (loss) from discontinued operations	2,030	(158)	(1,141)
Earnings (loss) per share from discontinued operations (diluted)	0.22	(0.05)	(0.66)

Total weighted average number of shares of Common Stock related to outstanding options, excluded from the calculations of diluted loss per share (Number of shares)	2,000,000	4,497,623	1,660,098

NOTE 18 – RELATED PARTIES

A.	Transactions and balances with related parties and officers:

	Year ended	Three months ended	Year ended
	December 31	December 31	September 30,
General and administrative expenses:
Directors’ compensation	241	1,171	133
Salaries and fees to officers	4,222	-	-
Total General and administrative expenses	4,463	1,171	133

(*) Include share base compensation	3,783	1,139	-

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 18 – RELATED PARTIES (continued)

B.	Balances with related parties and officers:

	As of December 31,
	2025	2024

Note receivable - related party	4,500	1,000
Due from related parties	1,641	-
Due to related parties	255	-
Other current liabilities	154	-

C.	Other information:

Menachem Shalom was appointed as a director on July 24, 2024. On December 16, 2024, the Company entered into a Consultancy Agreement with Menachem Shalom, the Company’s CEO, effective September 1, 2024. Pursuant to the agreement, Mr. Shalom is employed as Chief Executive Officer of the Company unless terminated pursuant to the terms of the agreement. During the initial term of the agreement (September 2024 through February 2025), Mr. Shalom is entitled to receive $20 monthly, with subsequent semi-annual $5monthly increases effective March 2025 & September 2025.

On December 8, 2025, the Board of Directors of the Company, appointed Morel Levi as the Chief Financial Officer of the Company, effective as of December 8, 2025. Mr. Levi will also serve as the Chief Financial Officer of Nukk Picolo Ltd., a wholly owned subsidiary of the Company (the “Subsidiary”), and has entered into an employment agreement with the Subsidiary.

In connection with his appointment as Chief Financial Officer of the Company and Subsidiary, Mr. Levi will receive a salary of $7,500 per month.

In December 2024, the Company advanced $1,000 to Star pursuant to the Star Agreement. From February through September 2025, the Company advanced an additional $3,500 pursuant to the first and second amendments to the Star Agreement, resulting in aggregate advances of $4,500 outstanding as of December 31, 2025. The advance is evidenced by a promissory note that does not bear interest. (see Notes 1B)

NOTE 19 – SEGMENT REPORTING

During 2025, the Company sold its previously existing operations, which are now presented as discontinued operations (see Note 3). On December 30, 2025, the Company acquired a subsidiary operating in the Defense Software sector (see Note 4).

As of December 31, 2025, the Company identifies one reportable segment.

The Company’s chief operating decision maker is its chief executive officer.

The chief operating decision maker assesses performance and decides how to allocate resources based on net income (loss) that is also reported on the income statement as net income (loss).

The measurement of segment assets is reported on the balance sheet as total consolidated assets.

The chief operating decision maker uses net income (loss) to evaluate income generated from the segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of the entity.

All of Company's long-lived assets are located in Israel.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 19 – SEGMENT REPORTING (continued)

Since the acquisition of the Defense Software subsidiary was completed on December 30, 2025, the results of operations for this segment for the year ended December 31, 2025, were immaterial.

Net income (loss), financial expenses (as appear in the statement of comprehensive loss) and information on expenses included in note 15 are used to monitor budget versus actual results. The chief operating decision maker also uses net income (loss) in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with monitoring of budget versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

NOTE 20 – SUBSEQUENT EVENTS

Proposed Business Combination

On March 31, 2026, SC II Acquisition Corp., a Cayman Islands exempted company (the “SPAC”), entered into a non-binding letter of intent (the “LOI”) with a payments technology company (the “Target”), which outlines the general terms and conditions of a potential business combination (the “Proposed Transaction”) pursuant to which the SPAC would acquire 100% of the outstanding equity and equity equivalents of the Target. The SPAC’s sponsor, SC Capital II Sponsor LLC, , is controlled and majority owned by Nukkleus Defense Technologies Inc., a wholly-owned subsidiary of T3.

The LOI is a preliminary, non-binding expression of mutual interest and does not constitute a binding commitment, obligation or agreement of the SPAC or the Target to consummate the Proposed Transaction or any other transaction. Except for certain limited binding provisions, including, among other things, exclusivity, confidentiality, the waiver of claims against the SPAC’s trust account, and governing law, neither the SPAC nor the Target has any legal obligation to the other party with respect to the Proposed Transaction by virtue of the LOI.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 20 – SUBSEQUENT EVENTS (continued)

Cancellation of $16,000,000 Indebtedness

On January 12, 2026, the Company completed the Star purchase transaction – see note 1B above. On March 31, 2026, the Company agreed on the termination of its obligation to pay $16,000,000 to its wholly-owned subsidiary, Star. Pursuant to the Cancellation Agreement, (the “Cancellation Agreement”), while all terms and provisions of the Amended and Restated Securities Purchase Agreement, dated September 15, 2025 (the “Acquisition Agreement”) remain in full force and effect, and the Company's ownership of Star, including all assets, operations, and subsidiaries, is unaffected, the Company eliminated $16,000,000 of indebtedness, effective immediately, at no cost, no dilution, and with no offsetting obligation to the Company or its shareholders.

Pursuant to the terms of the Cancellation Agreement, the entire $16,000,000 obligation to Star, including principal, accrued interest and any other amounts owing with respect thereto, were cancelled, terminated and rendered of no further force or effect, effective immediately, at no cost, no dilution, and with no offsetting obligation to the Company or its shareholders and while maintaining full ownership of Star and all of its assets.

Litigation

On March 3, 2026, the Company, obtained a copy of a summons and complaint filed in the Supreme Court of the State of New York dated February 24, 2026 by Kingswood Capital Partners, LLC against Star, Nukkleus, Inc. and the Company. The complaint alleges that a success fee is due for an earned investment banking success fee arising from a transaction. The Company denies all the allegations and intends to vigorously defend such action, which it believes is without merit.

Private Placement

On February 26, 2026, T3 closed a private placement pursuant to the terms of a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor (the “Purchaser”) agreed to purchase from the Company 400 units for an aggregate purchase price of $20,000,000, or a per unit price of $50,000. Each unit consists of (i) one share (each a “Share” and collectively, the “Shares”) of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and (ii) one and a half common stock purchase warrants to initially purchase up to one and a half shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company, subject to adjustment as described herein (the “Common Warrants” and the shares of Common Stock issuable upon exercise or exchange of the Common Warrants, the “Warrant Shares”). The Private Placement is structured as a two stage investment. At the initial closing, which occurred on February 26, 2026, the Company sold 200 units for gross proceeds of $10 million. The Purchaser agreed to purchase an additional 200 units for an additional investment of $10 million following (i) the effectiveness of the registration statement described below, (ii) stockholder approval of the issuance of the transactions contemplated by the Securities Purchase Agreement as required pursuant to Nasdaq rules, (iii) the stock price is at least $1.00 and (iv) subject to the condition that the value of the trading in the Company’s stock on Nasdaq for the 10 consecutive days preceding the second closing is at or above $900,000 (the “Second Closing Market Trading Value”), provided that if the Second Closing Market Trading Value is less than $900,000, then there will be a proportionate reduction in the number of units to be sold at the second closing.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 20 – SUBSEQUENT EVENTS (continued)

Pursuant to the Securities Purchase Agreement, the Company is required to seek stockholder approval (the “Stockholder Approval”) related to the issuance of the units to be issued in the Private Placement. The Company is required to file a preliminary proxy statement for a special meeting of the Company’s stockholders within 75 days of the initial closing of the Private Placement. The Company’s directors and officers have agreed to execute voting agreements to vote in favor of the applicable proposals. If the Company does not obtain Stockholder Approval at the first such meeting, the Company is required to call a meeting every 4 months thereafter to seek Stockholder Approval until the earlier of the date on which Stockholder Approval is obtained or the securities are no longer outstanding.

The Company also granted the Purchaser a right of participation in subsequent financings of the Company for a period of time following closing, subject to certain exempt issuances, and has agreed not to issue securities for a period of time following the closing of the Private Placement, subject to certain exempt issuances, including issuances pursuant to strategic transactions.

Under the terms of the Securities Purchase Agreement, the Company agreed not deliver any purchase notices under Company’s equity line of credit with the Purchaser until after the later of the date on which (i) the registration statement is declared effective and (ii) the Company obtains Stockholder Approval and even after such date, certain market conditions must be satisfied.

Series B Preferred Stock

Pursuant to the Certificate of Designations of Rights, Preferences and Limitations which was filed with the Secretary of State of the State of Delaware prior to closing of the Private Placement, each share of Series B Preferred Stock has a stated value of $50,000 (the “Stated Value”) and will initially be convertible into 23,474 shares of Common Stock (the “Conversion Shares”) (or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”)), calculated by dividing the Stated Value by the initial conversion price equal to $2.13 per Share (the “Initial Conversion Price”). The Initial Conversion Price is subject to adjustment upon stock splits, distributions, reorganizations, reclassifications, change of control and the like, and is also subject to price-based anti-dilution adjustments for subsequent offerings made by the Company while the Series B Preferred Stock remains outstanding (subject to certain exempt issuances). The Initial Conversion Price will also be adjusted upon receipt of Stockholder Approval (as hereinafter defined), if obtained, to the lower of (i) the then applicable conversion price and (ii) the price per share of the Common Stock on its trading market upon the earlier of (A) effectiveness of the registration statement required to be filed pursuant to the Registration Rights Agreement (as defined herein) or (B) upon applicability of Rule 144 as it relates to the sale of the Conversion Shares.

The Series B Preferred Stock is convertible at the option of the holder at any time and will be automatically converted into Common Stock or Pre-Funded Warrants in lieu thereof on the effective date of the registration statement, whether or not the Stockholder Approval has been obtained. If at any time after the one-year anniversary of the closing of the Private Placement, the Series B Preferred Stock is then outstanding and the Company has not received Stockholder Approval, the Series B Preferred Stock is redeemable at the option of the holder at a price per Share equal to 105% of the Stated Value. The conversion of the Series B Preferred Stock is subject to a 9.9% beneficial ownership limitation blocker. The Series B Preferred Stock are not entitled to receive dividends, other than on an as-converted basis if dividends are paid to holders of Common Stock.

The holders of Series B Preferred Stock are entitled to 10,000 votes per each share of Series B Preferred Stock. The holders of Series BPreferred Stock have voting rights with respect to certain corporate actions that affect the rights of the Series B Preferred Stockholders and also have certain consent rights in connection with certain proposed Fundamental Transactions (as defined in the Certificate of Designations). The Series B Preferred Stock is (i) senior to the Common Stock of the Company and any other equity securities that the Company may issue in the future, the terms of which specifically provide that such equity securities rank junior to the Series B Preferred Stock, (ii) equal with any class or series of capital stock established after the closing date of the Private Placement, the terms of which specifically provide that such equity securities rank on par with such Series B Preferred Stock, in each case with respect to payment of amounts upon liquidation, dissolution or winding up and (iii) junior to all of the Company’s existing and future indebtedness. The Company has agreed not to issue any parity stock or senior securities without the written consent of a majority in interest of the Series B Preferred Stock. Upon a change of control, liquidation or winding up of the Company the holders of the Series B Preferred Stock are entitled to a liquidation preference of $50,000 per Share.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 20 – SUBSEQUENT EVENTS (continued)

Common Warrants

The Common Warrants are exercisable on a cash or cashless basis at the earlier of (i) 180 days following their issuance and (ii) the date the stockholder approval is obtained, and expire 5 years from the date of issuance. Each Common Warrant will be initially exercisable for one share of Common Stock at an initial exercise price of $0.0125 per share, subject to adjustment for stock splits, distributions and the like (the “Initial Exercise Price”). The Initial Exercise Price is also subject to price-based anti-dilution adjustments for subsequent offerings made by the Company while the Common Warrants remain outstanding (subject to certain exempt issuances). At any time after the closing of the Private Placement, the holder of the Common Warrants may exchange the Common Warrants on a cashless basis for a number of shares of Common Stock determined by multiplying the total number of Warrant Shares with respect to which the Common Warrant is then being exercised by the Black Scholes Value (as defined in the Common Warrant) divided by the lower of the two closing bid prices of the Common Stock in the two days prior the time of such exercise, but in any event not less than $0.01 (as may be adjusted for stock dividends, subdivisions, or combinations and the like). The exercise of the Common Warrants is subject to a 9.9% beneficial ownership limitation blocker.

In the event of a Fundamental Transaction (as defined in the Common Warrants), the holders of the Common Warrants will be entitled to receive upon exercise of the Common Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Common Warrants immediately prior to such Fundamental Transaction. Additionally, as more fully described in the Common Warrants, the holders of the Common Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value of the Common Warrant in connection with a Fundamental Transaction.

If the Company fails to timely deliver the Warrant Shares issuable upon exercise of the Common Warrants, the Company will be subject to liquidated damages, payable in the Company’s discretion in cash or shares on the Registration Date (as defined therein) or buy-in. If the Company elects to pay in shares, the number of shares due will be based on the LD Share Formula (as defined below).

Registration Rights Agreement

In connection with the Private Placement, on February 24, 2026, the Company and the Purchaser entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company is required to register the resale of the Conversion Shares (and any shares underlying the Pre-Funded Warrants, if any) and the Warrant Shares. The Company is required to prepare and file an initial registration statement (the “Initial Registration Statement”) with the Securities and Exchange Commission within 45 days of the date of the Securities Purchase Agreement (the “Filing Deadline”) and to use commercially reasonable efforts to have the Initial Registration Statement declared effective within 75 days of the date of the Securities Purchase Agreement (the “Effectiveness Deadline”). In certain circumstances including, but not limited to, if the Company misses the Filing Deadline or the Effectiveness Deadline, then the Company will be required to pay to the Purchasers an amount in shares or cash, at the Company’s discretion, as partial liquidated damages and not as a penalty, equal to the product of 1.5% multiplied by the aggregate purchase price paid by such Purchaser. Liquidated damages, if any, will accrue and be paid on the earlier of the effective date of a resale registration statement registering the sale of the shares that may be issued in lieu of cash or the date on which such shares can be sold pursuant to Rule 144 (the “Registration Date”). If the Company elects to pay liquidated damages in shares of Common Stock, the number of shares of Common Stock issuable to the Purchaser will be determined by dividing the aggregate amount of accrued liquidated damages by the closing price of the Company’s Common Stock on the trading market of the Common Stock on the day immediately prior to the Registration Date (the “LD Share Formula”).

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 20 – SUBSEQUENT EVENTS (continued)

In connection with the Private Placement, the Company entered into a Placement Agency Agreement, dated February 24, 2026, with Dawson James Securities Inc. (the “Placement Agent”), pursuant to which the Placement Agent acted as the sole placement agent for the Private Placement. In consideration for the foregoing, the Company has agreed to pay customary placement fees to the Placement Agent, including a cash fee equal to 3.5% of the gross proceeds raised in the Private Placement and issue warrants equal to 7.5% of the securities placed in the Offering. Pursuant to the Placement Agency Agreement, the Company has also agreed to reimburse certain expenses of the Placement Agent incurred in connection with the Private Placement.

Consulting Agreement

On February 17, 2026, the Board of Directors, based on the recommendations and approval of the Compensation Committee, approved the terms of the terms and provisions of a Consulting Agreement between the Company and Billio Ltd., a company in Israel, to provide the services of Menachem Shalom as the principal executive officer of the Company. The consulting agreement terminates and supersedes the (i) Consulting Agreement dated December 16, 2024 between the Company and Billio Ltd., pursuant to which the Company obtained consulting services from the Consultant through Menachem Shalom; (ii) Management Services Agreement dated June 28, 2024, as amended by Amendment No. 1 dated August 8, 2024, between Star 26 Capital, Inc. (“Star Capital”) and Zero One Capital LLC, a Nevada limited liability company (“Zero One”) in which Mr. Shalom is the chief executive officer and controlling member and shareholder of Zero One; and (iii) Offsetting Management Services Agreement dated August 12, 2024 between Zero One and B. Rimon Agencies Ltd., an Israeli company which is currently wholly-owned by Star Capital.

Given the performance of the Company within the last 15 months, the Compensation Committee and the Board of Directors determined that it was in the best interest of the Company to provide Mr. Shalom with the amended consulting agreement and increased compensation. The Committee and the Board also authorized a cash bonus to Mr. Shalom in the amount of $250,000 for his past services to the Company. The Company, under the supervision and guidance of Mr. Shalom, has completed several acquisitions within the last 15 months, including without limitation, Star 26, Tiltan Software Engineering, Nimbus Drones and ITS.

Pursuant to the terms of the Consulting Agreement, which is effective as of January 1, 2026, Mr. Shalom will continue to act as the chief executive officer of the Company while maintaining other executive roles in non-completing companies. For his services, Mr. Shalom will receive a base salary of $60,000 per month and target cash bonuses equal to 50% of base salary, subject to achievement of performance goals to be set by the Compensation Committee. He could also be entitled to additional milestone-based bonuses as determined by the Board. Mr. Shalom will receive 250,000 shares of common stock quarterly, subject to availability under approved incentive plans; if there is no plan or no availability, the quarterly amount of shares shall accrue until there is availability under an approved incentive plan. Such plan will also require shareholder approval pursuant to applicable Nasdaq rules. He will also be entitled to a relocation grant of $175,000 if Mr. Shalom relocates to the United States with his family. Mr. Shalom will also be entitled to all executive benefit plans including health and 401(k) plans and 30 business days per year vacation.

In the event Mr. Shalom is terminated for cause or is no longer employed by the Company for reason of death or disability, he shall only be entitled to his compensation at such time. If he is terminated by the Company without cause, he shall be entitled to 6 months of his base compensation, and if Mr. Shalom resigns, he shall be entitled to compensation for 12 months. If he is terminated for cause, Mr. Shalom shall not be entitled to any compensation.

The Consulting Agreement contains customary non-competition, non-solicitation and confidentiality provisions.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 20 – SUBSEQUENT EVENTS (continued)

Director Resignation

On February 23, 2026, the Company received a letter of resignation from Ms. Aviya Volodarsky pursuant to which Ms. Volodarsky resigned from her position as a member of the board of directors of the Company and from all the committees on which she served for personal reasons. The resignation was effective immediately.

Name Change

Effective February 9, 2026, the Company changed its name by the filing of a certificate of correction to the Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change the name of the Company to “T3 Defense Inc.”. The change in the name of the Company was effectuated pursuant to Section 242(d)(1) of the Delaware General Corporation Law. As a result of the name change, the new ticker of the Company became “DFNS”.

Nimbus Acquisition

On January 15, 2026, the Company consummated its acquisition (the “Nimbus Acquisition”) of 100% of Nimbus Drones Technologies and Marketing Ltd., an Israeli private company (“Nimbus”) specializing in unmanned aerial systems and services, pursuant to the terms of that certain Stock Purchase Agreement, dated January 15, 2026 (the “Nimbus Purchase Agreement”), by and among the Company, Nimbus and Elad Defense LLC (“Elad”). In connection with the closing of the Nimbus Acquisition, the Company issued to Elad as consideration (i) 1,850,000 shares of Common Stock and (ii) a $3,250,000 convertible 24-month note (the “Nimbus Note”) bearing 6% interest, which is convertible at the option of the holder at a fixed price of $2.00 per share. The Nimbus Note also prohibits the Company from issuing the holder shares that would result in the holder beneficially owning more than 4.99% of the outstanding shares of Common Stock. As of February 17, 2026, the Nimbus Note was converted to an aggregate of 1,625,000 shares of Common Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective as of January 14, 2026, the Company dismissed GreenGrowth CPAs as the independent registered public accounting firm engaged to audit the Company’s financial statements. GreenGrowth’s dismissal was approved by the Board as of such date.

Effective as of January 14, 2026, the Company engaged Somekh Chaikin, a member firm of KPMG International, as the Company’s independent external auditors for the year ending December 31, 2025. The appointment of Somekh Chaikin, was approved by the stockholders of the Company at the Company’s annual meeting held on November 6, 2025.

GreenGrowth had served as the Company’s independent auditors since November 2023. GreenGrowth’s reports on the Company’s financial statements for the fiscal years ended December 31, 2024, September 30, 2024 and 2023, did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included explanatory paragraphs with respect to the Company’s ability, in light of its recurring losses from operations and a working capital deficit, to continue as a going concern.

During the fiscal years ended December 31, 2025 and 2024, and through January 14, 2026, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with GreenGrowth on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to GreenGrowth’s satisfaction, would have caused GreenGrowth to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2025 and 2024, and through January 14, 2026, neither the Company nor anyone on its behalf consulted with Somekh Chaikin regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided nor oral advice was provided to the Company that Somekh Chaikin concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures over financial reporting as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that assessment, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, while under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, management has performed adequate testing to conclude that the material weakness identified in the prior fiscal year has been remediated as of December 31, 2025. Based on the Company’s evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025, the Company’s principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 as it identified no control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting, such that there is not a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Efforts of Previously Disclosed Material Weaknesses in Internal Control Over Financial Reporting

Following the identification and communication of the material weakness described above, management commenced remediation actions relating to this material weakness beginning in the fourth quarter of fiscal year 2024, as follows:

●	We currently have four persons working at the Company dedicated to accounting and financial reporting.

●	We are currently utilizing the services of external consultants for technical accounting issues as they arise.

●	We have expanded and improved our review process for complex accounting transactions. This process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

●	We have implemented enhancements and process improvements, including the design and implementation of well-defined controls and related control attributes.

In addition, we re-evaluated our existing controls design in order to improve our processes and controls and to ensure appropriate segregation of duties for all key controls. The revised internal controls framework addresses our accounting policies, period-end financial reporting sub-processes and segregation of duties.

Based on the actions taken, as well as the testing and evaluation of the design and operating effectiveness of these controls, we concluded that the material weaknesses previously identified were remediated as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

Item 9B. Other Information.

During the quarter ended December 31, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of March 31, 2026.

Name	Age	Position
Menachem Shalom	50	Chief Executive Officer and Director
Morel Levi	33	Chief Financial Officer
David Rokach	58	Independent Director
Tomer Nagar	38	Independent Director
Reuven Yeganeh	48	Independent Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Menachem Shalom has been our Chief Executive Officer and member of our Board of Directors since September 2024. Mr. Shalom also serves as the Chief Executive Officer, President and Chairman of the Board of Directors of Star 26 Capital, Inc. since January 2024, as well as the Chairman of B. Rimon Agencies Ltd., a wholly owned operating subsidiary of Star 26 and operator of Israeli defense business. Mr. Shalom has served as a director and the Chief Executive Officer of Motomova Inc (OTC Markets: MTMV) since December 1, 2022 and its Secretary since May 24, 2023. Mr. Shalom was the Co-Chief Executive Officer, and a member of the board of directors of MEA since January 2022. Since 2017, Mr. Shalom has also served as CEO of Hold Me Ltd., a digital platform for mobile wallet and payments founded by Mr. Shalom. Mr. Shalom is the principal executive and financial officer and sole director of Hold Me Ltd., a company registered with the Securities and Exchange Commission. Prior to his tenure with the Company, Mr. Shalom founded and served as CEO of Wayerz Solutions, Ltd., a digital platform for correspondent banking and wires’ routing optimization, between 2014 and 2017 and as Vice President of Business Development, Sales and Marketing at Dsnr Media Group Ltd., an international cross-platform digital advertising company. Mr. Shalom also founded and served as CEO of Mipso Ltd., a software-as-a-service provider in the fashion and retail industry, between 2010 and 2013; ooga studio Ltd., an industrial design incubator, between 2007 and 2010; and Medifreeze Ltd., a startup in the area of stem cell cryopreservation, between 2004 and 2009. Mr. Shalom received his MBA at the Hebrew University of Jerusalem in 2003 after receiving an LLM in corporate law at Columbia University School of Law in 2000.

Morel Levi has been our Chief Financial Officer since December 8, 2025. Mr. Levi also serves as the Chief Financial Officer of Nukk Picolo and has entered into an employment agreement with Nukk Picolo. Mr. Levi has also been the Financial Controller of Nukk Picolo since August 1, 2025. Prior to his employment with Nukk Picolo, Mr. Levi was the Controller at Blender Financial Technologies Ltd. from December 2022 through July 2025. Prior to his employment at Blender Financial Technologies Ltd., Mr. Levi worked at Kost Forer Gabbay & Kasierer (EY Israel) from October 2020 through November 2022. Mr. Levi holds a B.A. in Economics and Accounting from the Ruppin Academic Center and is also a Certified Public Accountant.

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

Tomer Nagar has been a member of our Board of Directors since November 2024. Mr. Nagar has been employed in the sales department for Sogolowek Food Group since 2019. Prior to joining Sogolowek, Mr. Nagar served in the Israeli Air Force from 2006 through 2018 as a First Sergeant and Master Sergeant. Mr. Nagar graduated from the Israeli Air Force College in 2005 with a degree in Aviation Machinery.

Reuven Yeganeh has been a director since June 13, 2024. He is an experienced business manager with specific experience in managing funds and a demonstrated history of working in the financial services industry. Mr. Yeganeh is a director of BiomX Inc., a NYSE American LLC listed company (PHGE). Since 2021, Mr. Yeganeh has served as a derivatives trader for Inbar Group Finance Ltd. From 2018 to 2021, Mr. Yeganeh was the Chairman of the Board of Directors of Fantazy Network (market: TASE: WILK), which specialized in cannabis investments, and from April 2012 to 2018 was the Chairman of the Board of Directors of Direct Capital (TASE: DCI-M), which was engaged in real estate investments. Prior to 2012, Mr. Yeganeh worked for various investment companies providing managing investment strategy. Further, from 1998 through 2001, Mr. Yeganeh served as a Non-Commissioned Officer it the Israeli Air Force. Mr. Yeganeh received a BA degree in Economics and Administration specializing in finance from Ruppin College, Israel in 2004 and a license to manage investment portfolios from the Israeli Securities Authority in 2006.

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

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of David Rokach, Tomer Nagar, and Reuven Yeganeh is an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with T3 Defense and will have with the combined company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our Common Stock by each non-employee director, and the transactions involving them described in the section entitled “Certain Relationships and Related Transactions.”

Committees of the Board of Directors

The standing committees of our board of directors consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Below are our current committee members.

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
David Rokach	David Rokach*	David Rokach*
Reuven Yeganeh *±	Reuven Yeganeh	Reuven Yeganeh
Tomer Nagar	Tomer Nagar	Tomer Nagar

*	Denotes Chairperson.
±	Denotes audit committee financial expert.

Audit Committee

The Company’s Audit Committee consists of David Rokach, Reuven Yeganeh and Tomer Nagar, each of whom are independent directors and are “financially literate” as defined under the Nasdaq listing standards. The Board has determined that Reuven Yeganeh, who serves as the Chairperson of the Audit Committee, qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter, which is available on our website at http://www.t3dfns.com.

Compensation Committee

The Company’s Compensation Committee consists of David Rokach, Reuven Yeganeh and Tomer Nagar. David Rokach serves as Chairperson of the Compensation Committee.

The Compensation Committee determines matters pertaining to the compensation of our named executive officers and administers our stock option and incentive compensation plans. The Compensation Committee has adopted a Compensation Committee Charter, which is available on our website at http://www.t3dfns.com.

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee consists of David Rokach, Reuven Yeganeh and Tomer Nagar. David Rokach serves as Chairperson of the Compensation Committee.

The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on the Board and implementing the Company’s corporate governance policies. The Nominating and Corporate Governance Committee considers persons identified by its members, management, shareholders, investment bankers and others.

The Nominating and Corporate Governance Committee has adopted a Nominating and Corporate Governance Committee Charter, which is available on our website at http://www.t3dfns.com.

Family Relationships

No family relationship exists between any director, executive officer, or any person contemplated to become such.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2025, we believe all of our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a), except Morel Levi failed to file a Form 3 upon becoming an insider on December 8, 2025.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) that applies to all directors and officers, which is available on our website at https://www.t3dfns.com. The Code of Ethics describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers (including director compensation) during the fiscal years ended December 31, 2025 and 2024.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Menachem Shalom	2025	310,000	-	3,637,500	-	-	-	20,000	3,967,500
CEO	2024	80,000	-	695,000	-	-	-	8,333	783,333

Morel Levi	2025	5,750	-	24,250	-	-	-	-	30,000
CFO	2024	-	-	-	-	-	-	-	-

Employment Agreements

Menachem Shalom was appointed as a director on July 24, 2024. On December 16, 2024, the Company entered into a Consultancy Agreement with Menachem Shalom, the Company’s CEO, effective September 1, 2024. Pursuant to the agreement, Mr. Shalom is employed as Chief Executive Officer of the Company unless terminated pursuant to the terms of the agreement. During the initial term of the agreement (September 2024 through February 2025), Mr. Shalom is entitled to receive $20,000 monthly, with subsequent semi-annual $5,000 monthly increases effective March 2025 & September 2025.

On February 17, 2026, the Board of Directors, based on the recommendations and approval of the Compensation Committee, approved the terms of the terms and provisions of a Consulting Agreement between the Company and Billio Ltd., a company in Israel, to provide the services of Menachem Shalom as the principal executive officer of the Company. The consulting agreement terminates and supersedes the previous consulting agreements between the Company and affiliates of Mr. Shalom.

Given the performance of the Company within the last 15 months, the Compensation Committee and the Board of Directors determined that it was in the best interest of the Company to provide Mr. Shalom with the amended consulting agreement and increased compensation. The Committee and the Board also authorized a cash bonus to Mr. Shalom in the amount of $250,000 for his past services to the Company. The Company, under the supervision and guidance of Mr. Shalom, has completed several acquisitions within the last 15 months, including without limitation, Star 26, Tiltan Software Engineering, Nimbus Drones and ITS.

Pursuant to the terms of the Consulting Agreement, which is effective as of January 1, 2026, Mr. Shalom will continue to act as the chief executive officer of the Company while maintaining other executive roles in non-completing companies. For his services, Mr. Shalom will receive a base salary of $60,000 per month and target cash bonuses equal to 50% of base salary, subject to achievement of performance goals to be set by the Compensation Committee. He could also be entitled to additional milestone-based bonuses as determined by the Board. Mr. Shalom will receive 250,000 shares of common stock quarterly, subject to availability under approved incentive plans; if there is no plan or no availability, the quarterly amount of shares shall accrue until there is availability under an approved incentive plan. Such plan will also require shareholder approval pursuant to applicable Nasdaq rules. He will also be entitled to a relocation grant of $175,000 if Mr. Shalom relocates to the United States with his family. Mr. Shalom will also be entitled to all executive benefit plans including health and 401(k) plans and 30 business days per year vacation.

In the event Mr. Shalom is terminated for cause or is no longer employed by the Company for reason of death or disability, he shall only be entitled to his compensation at such time. If he is terminated by the Company without cause, he shall be entitled to 6 months of his base compensation, and if Mr. Shalom resigns, he shall be entitled to compensation for 12 months. If he is terminated for cause, Mr. Shalom shall not be entitled to any compensation.

The Consulting Agreement contains customary non-competition, non-solicitation and confidentiality provisions.

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

On December 8, 2025, the Board appointed Morel Levi as the Chief Financial Officer of the Company, effective as of December 8, 2025. Mr. Levi receives a salary of $7,500 per month for serving as the Company’s Chief Financial Officer. Mr. Levi did not receive any compensation from the Company during the fiscal year ended December 31, 2024.

Option Exercises and Stock Vested

There were no options exercised by our executive officers or stock vested to our executive officers during the fiscal year ended December 31, 2025.

Outstanding Equity Awards

The following table sets forth information with respect to the outstanding equity awards of our named executive officers as of December 31, 2025:

Outstanding Equity Awards
	Option Awards					Stock Awards
	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised options	Options exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)	date	(#)	($)	(#)	($)
Menachem Shalom	-	-	-	-	-	-	-	-	-

Morel Levi	-	-	-	-	-	-	-	-	-

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

Non-Employee Director Compensation

The following table sets forth all information concerning all cash and non-cash compensation awarded to, earned by or paid to our non-employee directors during the fiscal year ended December 31, 2025.

	Non-Employee Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Reuven Yeganeh (1)	20,000	48,500	-	-	-	-	68,500
Anastasiia Kotaieva (1)	16,667	-	-	-	-	-	16,667
David Rokach (2)	20,000	24,250	-	-	-	-	44,250
Tomer Nagar (3)	20,000	24,250	-	-	-	-	44,250
Aviya Volodarsky (3)	20,000	24,250	-	-	-	-	44,250

(1)	Mr. Yeganeh and Ms. Kotaieva were appointed as directors on June 13, 2024. Ms. Kotaieva’s term as a director ended on November 6, 2025.

(2)	Mr. Rokach was appointed as director on July 24, 2024.

(3)	Mr. Nagar & Ms. Volodarsky were appointed as directors on November 8, 2024. Ms. Volodarsky’s term as a director ended on February 23, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 7, 2026 with respect to the beneficial ownership of our Common Stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned, based on 37,823,538 shares of Common Stock issued and outstanding as of such date.

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

Unless otherwise noted, the business address of each of the following entities or individuals is c/o T3 Defense Inc., 575 Fifth Ave, 14th Floor, New York, New York 10017.

Named Executive Officers and Directors	Position	Number of Shares of Common Stock	Percentage of Common Stock
Menachem Shalom	CEO and Director	8,260,369	19.4%
Morel Levi	CFO	5,000	*
David Rokach	Director	15,000	*
Tomer Nagar	Director	15,000	*
Reuven Yeganeh	Director	20,000	*
Total Officers and Directors (5 people)		8,315,369	19.5%
5% Stockholders

X Group Fund of Funds LP(1)(2)		3,000,000	7.9%
Esousa Group Holdings LLC(3)(4)		4,197,867	9.99%

(1)	Represents shares of common stock held as of record by X Group Fund of Funds LP. Anastasiia Kotaieva is the owner of X Group Fund of Funds LP, and has voting and dispositive control over the securities held by X Group Fund of Funds LP. Ms. Kotaieva was a director of the Company from Ms. Kotaieva June 13, 2024 through November 6, 2025.

(2)	The address of the reporting person is 22511 Telegraph, Suite 202, Southfield, MI 48033.

(3)

Consists of 719 Common Shares and 4,197,148 shares of Common Stock issuable upon exercise of warrants held by Esousa Group Holdings LLC (“Esousa”). Excludes 7,346,727 additional shares of Common Stock issuable upon exercise of warrants held by Esousa as the terms of such warrants limit the exercise such that beneficial ownership does not exceed 9.99%. Also excludes 4,694,835 shares of Common Stock issuable upon the conversion of 200 held units of Series B Convertible Preferred Stock as the terms of such convertible preferred stock limit the conversion such that beneficial ownership does not exceed 9.99%. In accordance with Rule 13d-3(d) under the Exchange Act, also excludes the number of shares of Common Stock that Esousa may be required to purchase under the Equity Line of Credit (the “ELOC Purchase Agreement”) we entered into with Esousa in September 2025 because the issuance of such shares is solely at our discretion and is subject to conditions contained in the ELOC Purchase Agreement, the satisfaction of which are entirely outside of Esousa’s control. The purchases made by Esousa pursuant to the ELOC Purchase Agreement are also subject to a 9.99% beneficial ownership limitation. Michael Wachs, the owner of Esousa, has voting and dispositive control over the securities held by Esousa.

(4)	The address of the reporting person is 211 East 43rd Street, Suite 402, New York, NY 10017.

*	Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, since the beginning of our last fiscal year, there have been no transactions, or proposed transactions, in which our company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year-end and in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Star Agreement

As described above, on January 12, 2026, we closed our acquisition of 100% of the issued and outstanding capital stock of Star 26 pursuant to the terms of the Purchase Agreement, by and among the Company, Star 26, the shareholders of Star 26, and Menachem Shalom, as representative of the shareholders of Star 26. As a result of the Acquisition, Star 26 became a wholly-owned subsidiary of the Company. The transaction was approved by the stockholders of the Company on December 16, 2025 and confirmed by Nasdaq on January 9, 2026. Pursuant to the terms of the Purchase Agreement, the aggregate consideration paid by the Company consisted of: (i) $16,000,000, which was paid to Star 26 by the issuance by the Company of the Investment Note; (ii) $500,000 in cash, representing $5,000,000 less $4,500,000 previously borrowed by Star 26 from the Company; (iii) 4,770,340 Common Shares; (iv) the Warrant to purchase 12,017,648 Warrant Shares at an exercise price of $1.50 per share, exercisable for a period of five years from the Closing Date; (v) the Six-Month Note in the principal amount of $3,000,000, which accrues interest at the rate of 8% per annum and matures on July 12, 2026; and (vi) the Three-Month Note in the principal amount of $3,000,000 (the “Three-Month Note”), which matures on April 12, 2026. The Common Shares, the Warrant, the Six-Month Note and the Three-Month Note were subsequently assigned by Star 26 to the Selling Stockholders, pro ratably based on their equity ownership in Star 26. In connection with the Acquisition, the Company cancelled certain promissory notes previously issued by Star 26 to the Company in the aggregate principal amount of $4,500,000. The cancellation of said indebtedness was applied as a credit against the cash consideration otherwise payable to Star 26 at the closing of the Acquisition. The cash portion of the purchase price payable at closing was funded from the Company’s available cash on hand.

Star currently holds (1) 100% of Rimon, an Israeli corporation engaged as distributor of military-grade generators, masts and lighting systems and that is, among other clients, a supplier of generators for “Iron Dome” launchers, (2) 67% of Water.IO Ltd., an Israeli corporation engaged in smart hydration technology, and (3) a convertible loan issued by I.T.S. Industrial Techno-logic Solutions Ltd., an Israeli corporation which designs, develops and manufactures fully integrated electro-mechanical machines, assembly lines and custom motion systems.

If, for a period of 12 months after the closing, the Common Stock is delisted from Nasdaq, Star 26 shall have the right, at its own discretion, to require the Company to exchange the Investment Note for all the shares of Star 26 then held by the Company, provided, however, Star 26 shall retain any cash payments made by the Company to Star 26 and the Company shall retain an equity interest in Star 26 equivalent to all cash payments.

X Group Conversion

On June 11, 2024 the Company issued the X Group Fund of Funds a Note in consideration of cash proceeds in the amount of $250,000. As an additional inducement to provide the X Group Note 1, the Company issued X Group the X Group Warrant 1. The Company and X Group also entered into a Restructuring Agreement providing that, among other items, X Group, in its sole discretion, will have the right for a period for six months from the effective date to lend the Company an additional $500,000.

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

On October 9, 2025, 117,568 and 259,864 shares of common stock were issued to X Group upon the cashless exercise of the X Group Warrant 1 and the X Group Warrant 2, respectively.

Services provided by related parties

The following description is required pursuant to applicable SEC rules and regulations, but the parties described below are not currently related parties to the Company or management.

From time to time, Oliver Worsley, a former shareholder of the Company, provided consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $0 and $54,499 for the three months ended December 31, 2024 and the year ended September 30, 2024, respectively, which have been included in professional fees on the reconciliation summary of discontinued operations.

From time to time, Craig Vallis, a former shareholder of the Company, provided consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $321,110 and $105,834 for the three months ended December 31, 2024 and the year ended September 30, 2024, respectively, which have been included in professional fees on the reconciliation summary of discontinued operations.

From time to time, Jamal Khurshid, the Company’s former chief executive officer and director, provided consulting services to the Company. As compensation for professional services provided, the Company recognized consulting expenses of $2,593 and $61,327 for the three months ended December 31, 2024 and the year ended September 30, 2024, respectively, which have been included in professional fees on the reconciliation summary of discontinued operations.

Revenue from related party and cost of revenue from related party

During the three months ended December 31, 2024 and the year ended September 30, 2024, Digital RFQ earned revenue from related parties in the amount of $4,601, and $69,619, respectively, which was included in revenue – financial services on the reconciliation summary of discontinued operations (see Note 5).

Due from affiliates

At December 31, 2025 and 2024, due from affiliates consisted of the following:

	December 31,	December 31,
	2025	2024
	$—	$—
	—	—
Jamal Khurshid	—	50,768
	—	—
Total	$	$50,768

(1)

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

Management believes that the affiliates’ receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required on its due from affiliates at December 31, 2025 and 2024.

Due to affiliates

At December 31, 2025 and 2024, due to affiliates, which is included partially on the reconciliation summary of discontinued operations as well as the accompanying consolidated balance sheets, consisted of the following:

	December 31,	December 31,
	2025	2024
	$—	$—
Currency Mountain Holdings Bermuda, Limited (“CMH”) (1)	42,000	42,000
FXDD Trading (1)	-	441,402
Markets Direct Payments (1)	-	2,384
Match Fintech Limited (2)	-	36,293
Total	$	$522,079

(1)	CMH, FXDD Trading, and Markets Direct Payments are controlled by Emil Assentato, the Company’s former chief executive officer and chairman.

(2)	Match Fintech Limited is controlled by affiliates of the Company.

The balances due to affiliates represent expenses paid by FXDD Trading, Markets Direct Payments, and Match Fintech Limited on behalf of the Company and advances from CMH.

Amounts due to affiliates are short-term in nature, non-interest bearing, unsecured and repayable on demand.

Customer digital currency assets and liabilities – related parties

At December 31, 2025 and 2024, related parties’ digital currency, which was controlled by Digital RFQ, amounted to $0 and $1,028, respectively, which was included in customer digital currency assets and liabilities on the reconciliation summary of discontinued operations.

Note receivable – related parties

At December 31, 2025 and 2024, notes receivable – related parties amounted to $4,500,000 and $1,000,000, respectively, and was entirely represented by the advances made to Star 26 pursuant to the Star Agreement.

Loan payable – related parties and interest payable – related parties

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

Between October 1, 2023 and September 30, 2024, the Company issued promissory notes in the aggregate principal of $1,105,639 and $248,000 to a shareholder and to an entity managed by that shareholder, respectively, (collectively, the “Shareholder 2024 Loans”), in consideration of cash proceeds in the same amount in the following tranches:

October 2023	$199,000
December 2023	424,000
January 2024	25,000
February 2024	188,000
March 2024	80,000
April 2024	31,000
May 2024	100,000
June 2024	120,500
July 2024	59,000
August 2024	58,000
September 2024	69,139
Total	$1,353,639

The 2024 Shareholder Loans bear interest of 5.0% per annum and each individual loan will be due and payable three years from the date of issuance.

In March 2024, the Company entered into a facility agreement with a shareholder (the “March 2024 Facility”), whereby a Company’s former subsidiary can request loans up to an aggregate $500,000 from the former shareholder. The proceeds from advances under the March 2024 Facility are restricted to fund working capital and operating expense. Advances drawn under the March 2024 Facility bear interest of 4.0% per month. This loan will be repaid in installments in accordance with the terms of the March 2024 Facility, with the last installment due on July 31, 2024. In April 2024, $11,820, a portion of the March 2024 Facility’s outstanding principal was exchanged for due from affiliates.

In March 2024, the Company entered into a loan agreement with a Company’s former shareholder (the “March 2024 Loan”), providing the Company with a loan up to GBP 395,000. The proceeds from advances under the March 2024 Loan are restricted to fund working capital and operating expenses of a former subsidiary. Advances drawn under the March 2024 Loan bear interest at a rate of 10.0% per annum. This March 2024 Loan is unsecured and is due and payable on March 31, 2025. In April 2024, GBP 32,337 ($37,198 at the exchange date), a portion of the March 2024 Loan’s outstanding principal, was exchanged for note receivable – related party.

Director Independence

Our board of directors currently consists of four members. Our board of directors has determined that David Rokach, Tomer Nagar and Reuven Yeganeh qualify as independent directors in accordance with the Nasdaq listing requirements. Mr. Menachem Shalom is not considered independent. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

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

The following table sets forth the fees billed by our current and former principal independent accountants for the years ended December 31, 2025 and December 31, 2024, respectively, for the categories of services indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Audit Fees	259,750	249,560
Audit Related Fees	6,250	—
Tax Fees	—	—
All Other Fees	—	—
Total	266,000	249,560

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

Other fees. The services provided by our accountants within this category consisted of advice and other services .

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed with this registration statement:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	Exhibits	Filing Date
2.1#	Amended and Restated Agreement and Plan of Merger dated as of June 23, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.1	June 26, 2023
2.2#	First Amendment to Amended and Restated Agreement and Plan of Merger dated as of November 1, 2023, by and among Nukkleus and Brilliant.	Form 8-K	2.2	November 2, 2023
3.1	Amended and Restated Certificate of Incorporation of Nukkleus Inc. (f/k/a Brilliant Acquisition Corp.)	Form 8-K	3.2	January 2, 2024
3.2	Bylaws of Nukkleus Inc.	Form 8-K	3.3	January 2, 2024
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 11, 2024	Form 8-K	3.1	October 18, 2024
3.4	Certificate of Correction to the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 16, 2024	Form 8-K	3.2	October 18, 2024
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated October 18, 2024	Form 8-K	3.3	October 18, 2024
3.6	Amended and Restated Bylaws	Form 8-K	3.1	November 12, 2024
3.7	Certificate of Designation, Rights, Preferences and Limitations of Series A Convertible Preferred Stock	Form 8-K	3.1	September 5, 2025
3.8.1	Certificate of Correction	Form 8-K	3.8.1	February 9, 2026
3.8.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	Form 8-K	3.8.2	February 9, 2026
3.8.3	Certificate of Designation, Rights, Preferences and Limitations of Series B Convertible Preferred Stock	Form 8-K	3.1	February 25, 2025
4.1	Senior Unsecured Promissory Note dated June 11, 2024 issued to X Group Fund of Funds	Form 8-K	3.1	June 17, 2024
4.2	Common Stock Purchase Warrant issued to X Group Fund of Funds	Form 8-K	4.2	June 17, 2024
4.3	Senior Unsecured Promissory Note dated August 1, 2024 issued to East Asia Technology Investments Limited	Form 8-K	4.1	August 5, 2024
4.4	Common Stock Purchase Warrant issued to East Asia Technology Investments Limited	Form 8-K	4.2	August 5, 2024
4.5	Form of Senior Unsecured Promissory Note dated September 10, 2024 issued to X Group Fund of Funds	Form 8-K	4.1	September 12, 2024
4.6	Form of Warrant – December 2024	Form 8-K	4.1	December 20, 2024
4.7	Form of Pre-Funded Common Stock Purchase Warrant – December 2024	Form 8-K	4.2	December 20, 2024
4.8	Description of Securities	Form 10-KT	4.8	May 8, 2025
4.9	Warrant issued as of August 28, 2025	Form 8-K	4.1	August 29, 2025
4.10	Warrant issued as of August 28, 2025	Form 8-K	4.2	August 29, 2025
4.11	Form of Warrant	Form 8-K	4.1	September 5, 2025
4.12	Form of Pre-Funded Common Stock Purchase Warrant	Form 8-K	4.2	September 5, 2025
4.13	Secured Promissory Note, dated December 30, 2025, issued by Nukkleus Inc. in favor of Arie Shafir	Form 8-K	4.1	December 30, 2025
4.14	Form of Warrant to Purchase Common Stock (Star 26)	Form 8-K	4.13	January 13, 2026
4.15	Investment Note, dated January 12, 2026, issued by Nukkleus Inc. to Star 26 Capital Inc.	Form 8-K	4.14	January 13, 2026
4.16	Form of Three-Month Promissory Note (Star 26)	Form 8-K	4.15	January 13, 2026
4.17	Form of Six-Month Promissory Note (Star 26)	Form 8-K	4.16	January 13, 2026
4.18	Convertible Note, dated January 15, 2026	Form 8-K	4.17	January 16, 2026

10.2	Form of Registration Rights Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.3	June 26, 2023
10.3	Form of Lock-Up Agreement by and among Nukkleus, Brilliant and certain stockholders.	Form 8-K	10.2	June 26, 2023
10.4	General Service Agreement between Nukkleus Limited and FML Malta Limited dated May 24, 2016	Form 10-K	10.4	July 12, 2024
10.5	General Service Agreement between Nukkleus Limited and FXDirectDealer LLC dated May 24, 2016	Form 10-K	10.5	July 12, 2024
10.6	Amendment No. 1 dated June 3, 2016 to the General Service Agreement between Nukkleus Limited and FXDD Trading Limited	Form 10-K	10.6	July 12, 2024
10.7	Amendment dated October 17, 2017 of that certain General Service Agreement between Nukkleus Limited and FML Malta Limited	Form 10-K	10.7	July 12, 2024
10.8	Letter Agreement entered between FML Malta Ltd., FXDD Malta Limited and Nukkleus Limited	Form 10-K	10.8	July 12, 2024
10.9	Settlement Agreement and Stipulation dated May 28, 2024 by and between Nukkleus Inc. and Silverback Capital Corporation	Form 8-K	10.1	June 4, 2024
10.10	Restructuring Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.1	June 17, 2024
10.11	Voting Agreement dated June 11, 2024 between Nukkleus Inc. and X Group Fund of Funds	Form 8-K	10.2	June 17, 2024
10.12	Release Agreement between Nukkleus Inc., Triton Capital Markets Ltd. and FXDirectDealer LLC dated September 30, 2024	Form 8-K	10.1	October 4, 2024
10.13	Form of Exit and Settlement Agreement dated November 8, 2024	Form 8-K	10.1	November 12, 2024
10.14	Securities Purchase Agreement dated November 8, 2024	Form 8-K	10.2	November 12, 2024
10.15	Conversion Agreement entered with X Group Fund of Funds dated November 8, 2024	Form 8-K	10.3	November 12, 2024
10.16	Settlement Agreement and Release among Nukkleus Inc., Jamal Khurshid and Match Financial Limited dated November 8, 2024	Form 8-K	10.4	November 12, 2024
10.17	Letter Agreement between Nukkleus Inc. and X Group Fund of Funds dated November 14, 2024	Form 8-K	10.1	November 15, 2024
10.18	Securities Purchase Agreement dated November 19, 2024	Form 8-K	10.1	November 22, 2024
10.19	Standby Equity Distribution Agreement dated December 3, 2024 between Nukkleus Inc. and YA II PN, Ltd.	Form 8-K	10.1	December 6, 2024
10.20	Form of Convertible Promissory Notes issued to YA II PN, Ltd.	Form 8-K	10.2	December 6, 2024
10.21	Registration Rights Agreement dated December 3, 2024 between Nukkleus Inc. and YA II PN, Ltd.	Form 8-K	10.3	December 6, 2024
10.22#	Securities Purchase Agreement and Call between Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and the representative of such shareholders, dated December 15, 2024	Form 8-K	10.1	December 17, 2024
10.23#	Form of Securities Purchase Agreement dated December 18, 2024 between Nukkleus Inc. and the purchasers identified therein	Form 8-K	10.1	December 20, 2024
10.24	Form of Registration Rights Agreement – December 2024	Form 8-K	10.2	December 20, 2024
10.25	Placement Agent Agency Agreement dated December 18, 2024 between Nukkleus Inc. and Dawson James Securities Inc.	Form 8-K	10.3	December 20, 2024
10.26	Termination Agreement entered between Nukkleus Inc. and YA II PN Ltd dated December 19, 2024	Form 8-K	10.4	December 20, 2024
10.27	Amendment No. 1 to the Securities Purchase Agreement and Call between Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and the representative of such shareholders, dated February 11, 2025	Form 8-K	10.2	February 14, 2025
10.28*	Nukkleus Inc. 2024 Equity Incentive Plan	Form 10-KT	10.27	May 8, 2025
10.29	Amendment No. 2 to the Securities Purchase Agreement and Call between Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and the representative of such shareholders, dated May 13, 2025	Form 8-K	10.1	May 14, 2025
10.30	Promissory Note issued by Star 26 Capital Inc. dated May 13, 2025	Form 8-K	10.2	May 14, 2025

10.31	Amendment No. 3 to the Securities Purchase Agreement and Call between Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and the representative of such shareholders, dated June 15, 2025	Form S-1	10.31	June 18,2025
10.32	Amendment No. 4 to the Securities Purchase Agreement and Call between Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and the representative of such shareholders, dated July 25, 2025	Form 8-K	10.1	July 25, 2025
10.33	Mutual Release Agreement dated June 19, 2025 between Nukkleus Inc., East Asia Technology Investments Ltd. and PALM Global Technologies Limited	Form S-1/A	10.33	July 29, 2025
10.34	Warrant Agreement dated July 30, 2025 issued by Synthetic Darwin LLC to Nukkleus Inc.	Form 8-K	10.1	July 31, 2025
10.35	Exclusive Distribution Agreement dated August 20, 2025, between Nukkleus Inc. and Blade Ranger Ltd.	Form 8-K	10.1	August 25, 2025
10.36	Joint Venture Agreement dated August 28, 2025, between Nukkleus Inc. and Mandragola Aviation Ltd.	Form 8-K	10.1	August 29, 2025
10.37	Stock Purchase Agreement dated September 1, 2025, by and among Nukkleus Inc., Nukk Picolo Ltd., Tiltan Software Engineering Ltd., and Arie Shafir.	Form 8-K	10.1	September 2, 2025
10.38#	Form of Securities Purchase Agreement dated September 4, 2025, between Nukkleus Inc. and the purchasers identified therein	Form 8-K	10.1	September 5, 2025
10.39	Form of Registration Rights Agreement, dated September 4, 2025, between Nukkleus Inc. and the signatories identified therein	Form 8-K	10.2	September 5, 2025
10.40	Placement Agent Agency Agreement dated September 4, 2025 between Nukkleus Inc. and Dawson James Securities Inc.	Form 8-K	10.3	September 5, 2025
10.41	Amended and Restated Securities Purchase Agreement and Call Option dated as of September 15, 2025 by and among Nukkleus Inc. Star 26 Capital Inc., the shareholders of Star 26 Capital Inc. and Menachem Shalom, the representative of such shareholders	Form 8-K	10.1	September 16, 2025
10.42	Common Stock Purchase Agreement dated as of September 19, 2025 between Nukkleus Inc. and Esousa Group Holdings, LLC	Form 8-K	10.1	September 19, 2025
10.43	Registration Rights Agreement dated as of September 19, 2025 between Nukkleus Inc. and Esousa Group Holdings, LLC	Form 8-K	10.2	September 19, 2025
10.44	Amendment to Stock Purchase Agreement, dated December 30, 2025, by and among Nukkleus Inc., Nukk Picolo Ltd., Tiltan Software Engineering Ltd., and Arie Shafir	Form 8-K	10.1	December 30, 2025
10.45	Pledge Agreement, dated December 30, 2025, by and between Nukk Picolo Ltd. and Arie Shafir	Form 8-K	10.2	December 30, 2025
10.46	Escrow Agreement, dated December 30, 2025, by and among Nukkleus Inc., Arie Shafir and Adv. Lior Hinkus, as escrow agent.	Form 8-K	10.3	December 30, 2025
10.47	Assignment from Star 26 Capital, Inc. to each of the shareholders, dated January 12, 2026	Form 8-K	10.44	January 13, 2026
10.48	Stock Purchase Agreement dated January 15, 2026 between Nukkleus Inc. and Elad Defense LLC	Form 8-K	10.45	January 16, 2026
10.49	Translation of the Agreement dated June 8, 2025 by and among Star Twenty Six Ltd., I.T.S. Industrial Techno-logic Solutions Ltd. and Gera Eron	Form 8-K	10.50	February 17, 2026
10.50	Cancellation Agreement dated March 31, 2026 by and between T3 Defense Inc. and Star 26 Capital, Inc.	Form 8-K	10.50	April 3, 2026
10.51+*	Nukkleus Inc. 2025 Equity Incentive Plan	Form S-8	10.1	November 25, 2025
14.1	Code of Ethics	Form 10-KT	14.1	May 8, 2025
19.1	Insider Trading Policy	Form 10-K/A	19.1	April 14, 2025
21.1	List of Subsidiaries	Form S-1		February 11, 2026
23.1	Consent of Green Growth CPA
23.2	Consent of KPMG Somekh Chaikin
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for the Recovery of Erroneously Awarded Compensation adopted April 8, 2025	Form 10-K/A	97.1	April 14, 2025
99.1	Policy on Granting Equity Awards	Form 10-KT	99.1	May 8, 2025
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contract or compensatory plan or arrangement.

#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(b) Financial Statement Schedules

See the Index to Financial Statements included on page F-1 for a list of the financial statements included in this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T3 DEFENSE INC.

Dated: April 9, 2026	By:	/s/ Menachem Shalom
Menachem Shalom
Chief Executive Officer
(Principal Executive Officer)

/s/ Morel Levi
Morel Levi
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Menachem Shalom	Chief Executive Officer (Principal Executive Officer), Director	April 9, 2026

/s/ Morel Levi	Chief Financial Officer (Principal Financial and Accounting Officer)	April 9, 2026

/s/ David Rokach	Director	April 9, 2026

/s/ Tomer Nagar	Director	April 9, 2026

/s/ Reuven Yeganeh	Director	April 9, 2026