Form 10-Q
period 2026-03-31
T3 Defense Inc.
filed 2026-05-20
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 001-39341

T3 Defense Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3912845
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

575 Fifth Avenue, 14th Floor New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 791-4663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	DFNS	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of common stock for $92.00 per share	DFNSW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2026, there were 60,270,525 shares of the registrant’s common stock outstanding.

T3 DEFENSE INC. AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

T3 DEFENSE INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2026

_______________________

_______________________________

_______________________

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	6,431	2,627
Current assets of consolidated variable interest entities
Cash and cash equivalents	931	1,270
Other current assets	159	102
Short term deposits and restricted cash	334	50
Marketable Securities	120	250
Inventories	3,501	-
Note receivable - related party	-	4,500
Due from related parties	-	1,641
Accounts receivable, less allowance for credit losses of $27 as of March 31, 2026	3,639	506
Other current assets	1,877	224
Loan granted	2,455	2,385
Current assets held for sale	3,364	-
Total Current assets	22,811	13,555

Non-Current Assets
Operating right of use assets	4,386	823
Non-Current assets of consolidated variable interest entities
Cash and securities held in trust account	174,568	172,779
Other non-current assets	14	36
Property and equipment, net	559	101
Goodwill	100,150	7,688
Other intangible asset	12,543	7,388
Intangible asset	10	16
Deferred taxes	360	-
Funds in respect of employee rights upon termination	85	-
Total Non-Current assets	292,675	188,831

Total Assets	315,486	202,386

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands except share and per share data)

	March 31,	December 31,
	2026	2025
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Short term loan	4,165	12
Accounts payable	2,485	124
Operating lease liability, current portion	1,531	504
Promissory note – related party	5,691	-
Due to related parties	1,001	255
Other current liabilities	7,729	3,117
Other current liabilities of consolidated variable interest entities	206	104
Loans payable - former related parties, current	1,250	842
Stock purchase warrant liabilities	56,194	24,521
Deferred considerations	9,025	14,067
Derivative liability	110	-
Current liabilities held for sale	2,238	-
Total current liabilities	91,625	43,546

Non-Current liabilities
Non-current operating lease liabilities	2,883	143
Long term loan	3,084	-
Loan payable - former related parties, net of current portion	-	850
Liability in respect of employee rights upon termination	120	-
Deferred tax liability	683	647
Total Non-Current liabilities	6,770	1,640

Total Liabilities	98,395	45,186

Noncontrolling interests Subject to Possible Redemption	174,568	172,779

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 400 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	*	-
Common stock ($0.0001 par value; 150,000,000 shares authorized; 38,215,119 and 19,025,767 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	4	2
Additional paid-in capital	185,859	102,737
Accumulated other comprehensive loss	(24)	-
Accumulated deficit	(149,674)	(122,527)
Total Company’s stockholders’ equity (deficit)	36,165	(19,788)
Non-controlling interest	6,358	4,209
Total stockholders’ equity (deficit)	42,523	(15,579)
Total liabilities and stockholders’ equity (deficit)	315,486	202,386

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(USD in thousands except share and per share data)

	Three months ended
	March 31
	2026	2025

Revenues	3,653	-
Cost of revenues	(3,282)	-
Gross profit	371	-

Operating expenses
Research and development expenses	(274)	-
Selling and marketing expenses	(157)	-
General and administrative expenses	(3,528)	(1,507)
General and administrative expenses of consolidated variable interest entities	(223)	-
Total operating expenses	(4,182)	(1,507)

Loss from operations	(3,811)	(1,507)

Other income (expenses)
Interest expense	(2,591)	(197)
Interest income of consolidated variable interest entities	1,790	-
Interest on related parties promissory note	(354)	-
Change in fair value - convertible note	5,392	567
Change in fair value - stock purchase warrant liabilities	(26,635)	104,278
Total other income (expense), net	(22,398)	104,648

Net income (loss) before income taxes	(26,209)	103,141
Income taxes	(38)	-
Net income (loss) from continuing operations	(26,247)	103,141
Net loss from discontinued operations	(104)	(183)
Net income (loss)	(26,351)	102,958
Net income (loss) attributable to non-controlling interests	796	-
Net income (loss) attributable to the Company’s stockholders	(27,147)	102,958
Net income (loss)	(26,351)	102,958

Earnings (loss) per share from continuing operations (basic)	(1.01)	20.80
Earnings (loss) per share from discontinued operations (basic)	-	(0.04)
Total loss per share (basic)	(1.01)	20.76

Weighted average number of shares of Common Stock outstanding - basic	28,158,248	4,959,516
		-
Earnings (loss) per share from continuing operations (diluted)	(1.14)	18.19
Earnings (loss) per share from discontinued operations (diluted)	-	(0.04)
Total loss per share (diluted)	(1.14)	18.15

Weighted average number of shares of Common Stock outstanding – diluted	30,874,436	5,671,702

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(USD in thousands except share and per share data)

	Three months ended
	March 31
	2026	2025

Comprehensive income (loss):
Net income (loss)	(26,351)	102,958
Unrealized foreign currency translation (loss) gain	243	(59)
Comprehensive income (loss)	(26,108)	102,899

Comprehensive income (loss) attributable to non-controlling interests	924	-
Comprehensive income (loss) attributable to the Company’s stockholders	(27,032)	102,899
Comprehensive income (loss)	(26,108)	102,899

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(USD in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional		Accumulated Other Comprehensive	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Income (Loss)	controlling interest	equity (deficit)

BALANCE AT DECEMBER 31, 2025	-	-	19,025,767	2	102,737	(122,527)	-	4,209	(15,579)
Issuance of common stock from exercise of warrants	-	-	3,483,848	*	4,960	-	-	-	4,960
Stock based compensation	-	-	475,000	*	1,907	-	-	-	1,907
Issuance of common stock in relation to private placement	-	-	2,439,000	*	*	-	-	-	*
Issuance of common stock for purchase of subsidiaries	-	-	6,620,340	1	24,902	-	-	-	24,903
Conversion of note into equity			1,625,000	*	3,153				3,153
Equity classified warrants issued at part of purchase of subsidiaries	-	-	-	-	45,646	-	-	-	45,646
Issuance of preferred stock in relation to private placement	200	*	-	-	-	-	-	-	-
Shares issue as penalty	-	-	73,170	*	*	-	-	-	*
Shares issued to settle commitment under ELOC agreement	-	-	304,878	*		-	-	-	*
Issuance of shares from ELOC exercises	-	-	3,968,116	1	3,529	-	-	-	3,530
Issuance of shares for settlement of debt on related party	-	-	200,000	*	300	-	-	-	300
Subsidiary consolidation for the first time	-	-	-	--	-	-	(139)	1,739	1,600
Accretion of Noncontrolling interests Subject to Possible Redemption	-	-	-	-	(1,275)	-	-	(514)	(1,789)
Foreign currency translation adjustments	-	-	-	-	-	-	115	128	243
Comprehensive loss for the periord	-	-	-	-	-	(27,147)	-	796	(26,351)
BALANCE AT MARCH 31, 2026	200	-	38,215,119	4	185,859	(149,674)	(24)	6,358	42,523

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(USD in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional		Accumulated Other Comprehensive		Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	Income (Loss)	Non-controlling interest	equity (deficit)

BALANCE AT DECEMBER 31, 2024	-	-	4,930,531	*	37,760	(201,076)	(34)	-	(163,350)
Issuance of common stock from exercise of pre-funded warrants	-	-	83,332	*	3,056	-	-	-	3,056
Stock based compensation	-	-	-	-	178	-	-	-	178
Foreign currency translation adjustments	-	-	-	-	-	-	(59)	-	(59)
Net loss for the period	-	-	-	-	-	102,958	-	-	102,958
BALANCE AT MARCH 31, 2025	-	-	5,013,863	*	40,994	(98,118)	(93)	-	(57,217)

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period from continuing	(26,351)	102,958
Net loss from discontinued operations	(104)	(183)
Net income (loss) for the year from continuing operations	(26,247)	103,141
Adjustments required to reconcile net loss for the year to net cash used in operating activities:
Amortization of debt discount	166	135
Depreciation	22	*
Stock-based compensation	1,907	178
Interest earned on marketable securities held in trust account	(1,789)	-
Employee termination benefits	(3)	-
Change in deferred taxes	(42)	-
Interest on loans	183	-
Gain on marketable securities	91	-
Day one loss on stock purchase warrants issued in connection with private placement	15,429	-
Change in fair value - stock purchase warrant liabilities	6,188	(104,846)
Change in fair value of liability-classified stock purchase warrants	(124)	-
Changes in lease assets and lease liabilities	88	-
Changes in operating assets and liabilities:
Trade receivables	(400)
Other current assets	139	35
Inventory	285
Accounts payable	(1,453)	(51)
Due to affiliates	-	2
Interest payable - related parties	-	34
Accrued expenses and other current liabilities	995	(250)
Net cash used in operating activities – continuing operations	(4,565)	(1,622)
Net cash used in operating activities – discontinuing operations	(362)	280
Net cash used in operating activities	(4,927)	(1,342)

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands except share and per share data)

	Three months ended
	March 31,
	2026	2025

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in purchase of subsidiaries	(5,042)	-
Investment in short term securities	239	-
Due to affiliates	(4)	-
Cash provided by purchase of subsidiary	1,138	-
Payment on property and equipment	(154)	(10)
Advance to target of planned acquisition	-	(800)
Net cash used in investing activities	(3,823)	(810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short term bank credit	(575)	-
Proceeds from issuance of loans payable - related parties	411	-
Dividend payment	(297)
Proceeds from issuance of private placement	10,000	-
Repayments on loans payable - related parties	(593)	-
Proceeds from issuance of ELOC shares	3,530	-

Net cash provided by financing activities	12,476	-

Effect of exchange rate changes on cash and cash equivalents– continuing operations	-	(3)
Effect of exchange rate changes on cash and cash equivalents– discontinuing operations	-	35
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,726	(2,120)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD, INCLUDING DISCONTINUED OPERATIONS	3,947	7,858
CASH, CASH EQUIVALENTS, RESTRICTED CASH CASH FROM HELD FOR SALE COMPANY AT END OF PERIOD, INCLUDING DISCONTINUED OPERATIONS	7,673	5,738
LESS CASH FROM DISCONTINUED OPERATIONS	-	1,275
CASH, CASH EQUIVALENTS, RESTRICTED CASH CASH FROM DISCONTINUED OPERATIONS AT END OF PERIOD FROM CONTINUING OPERATIONS	7,673	4,463

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands except share and per share data)

Supplemental disclosure of cash flow information:
Non cash transactions:
Purchase of subsidiaries against issuance of common stock and warrants	70,549	-
Issuance of common stock to settle loans payable – related parties	300	-
Fair value of pre-funded warrants exercised	-	3,056
Initial recognition of operating lease liability and a corresponding right-of- use asset	38	-
Fair value of warrants exercised	4,960
Fair value of common stock issued in connection with conversion of convertible note	3,153	-

Cash provided by purchase of subsidiaries consolidated for the first time:
Working capital (excluding cash and cash equivalents)	(16,026)
Long terms assets	7,723
Intangible assets	5,182
Goodwill	92,460
Intangible assets held for sale	905
Long terms liabilities	(19,233)
Other comprehensive income	139
Non-controlling interest	(1,739)
Issuance of common stock and warrants	(70,549)
Net cash provided by from the purchase of subsidiary consolidated for the first time	(1,138)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Effective February 9, 2026, the Company changed its name to “T3 Defense Inc.” As a result of the name change, the new ticker symbol for the Company’s common stock is “DFNS” and trading continued under the new ticker symbol on The Nasdaq Global Market.

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

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

On December 30, 2025, the Company consummated the acquisition of all of the issued and outstanding shares of Tiltan Software Engineering Ltd. (“Tiltan”) pursuant to a Stock Purchase Agreement, as amended, among the Company, its wholly owned subsidiary Nukk Picolo Ltd. (“Nukk Picolo”), Tiltan and Arie Shafir (the “Tiltan Seller”).

B.	SC II Acquisition Corp.

On October 16, 2025, a registration statement was filed with the Securities and Exchange Commission (the “SEC”) regarding a proposed initial public offering (“IPO”) of units of SC II Acquisition Corp. (“SC II” or the “SPAC”), a newly formed special purpose acquisition company and indirect subsidiary of the Company. The SPAC’s sponsor, SC Capital II Sponsor LLC (the “Sponsor”), a Delaware limited liability company, is controlled and majority owned by Nukkleus Defense Technologies Inc., a wholly-owned subsidiary of the Company.

On November 28, 2025, SC II consummated its initial public offering (“IPO”) of 17,250,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option to purchase an additional 2,250,000 Units. The Units were sold at a public offering price of $10.00 per Unit, generating gross proceeds of approximately $172.5 million. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of SC II’s initial business combination (each, a “Share Right”).

Simultaneously with the closing of the IPO, the Sponsor purchased 255,000 private placement units (the “Sponsor Units”) at $10.00 per unit, pursuant to a Sponsor Private Placement Units Purchase Agreement dated November 25, 2025. The issuance of the Sponsor Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The proceeds of the IPO were placed in a trust account to be used for the purpose of completing a business combination in accordance with SC II’s amended and restated memorandum and articles of association.

As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to redemption as of December 31, 2025	172,779
Plus:
Remeasurement of carrying value to redemption value	1,789
Class A ordinary shares subject to redemption as of March 31, 2026	174,568

On March 31, 2026, the SPAC entered into a non-binding letter of intent (the “LOI”) with a payments technology company (the “Target”), which outlines the general terms and conditions of a potential business combination (the “Proposed Transaction”) pursuant to which the SPAC would acquire 100% of the outstanding equity and equity equivalents of the Target.

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

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

C.	Star 26 Capital Inc. Acquisition

On January 12, 2026, the Company consummated the acquisition of 100% of the issued and outstanding equity of Star 26 Capital Inc. (“Star”) pursuant to the terms of the Amended and Restated Securities Purchase Agreement and Call Option, dated September 15, 2025 (the “Star Agreement”), with Star, the equity holders of Star, and Menachem Shalom, as the representative of said equity holders. Mr. Shalom, the Company’s Chief Executive Officer and a director, is also a controlling shareholder and director of Star. Pursuant to the Star Agreement, T3 acquired a 100% interest in Star. See note 3.

D.	Nimbus Drones Technologies and Marketing Ltd Acquisition

On January 15, 2026, the Company consummated its acquisition (the “Nimbus Acquisition”) of 100% of Nimbus Drones Technologies and Marketing Ltd., an Israeli private company (“Nimbus”) specializing in unmanned aerial systems and services. See Note 4.

E.	I.T.S. Industrial Techno-Logic Solutions Ltd. Acquisition

On February 16, 2026, the Company consummated its acquisition (the “ITS Acquisition”) of 51% of I.T.S. Industrial Techno-Logic Solutions Ltd., an Israeli private company (“ITS”). ITS is engaged in the design, development, and serial production of fully integrated electro-mechanical systems and sophisticated assembly lines.

ITS’s operations are conducted by ITS and its wholly-owned subsidiary, Positech Ltd., which specializes in the design and manufacture of high-performance motion control systems for both defense and commercial applications. See Note 5.

F.	Israel –war

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

Given that the majority of the Company’s operations are conducted in Israel, and that all members of the Company’s board of directors and management, as well as most employees, consultants, and service providers, are located in Israel, the Company is directly affected by the economic, political, geopolitical, and military conditions impacting the region. As of March 31, 2026, while ceasefire arrangements with Hamas, Lebanon and Iran were generally in effect and large-scale military operations had subsided, the overall security environment in Israel and the surrounding region remained unstable and unpredictable. Any further escalation or expansion of the conflict could negatively affect both regional and global conditions, and may adversely impact the Company’s business, financial condition, and results of operations.

In April 2026, a ceasefire agreement was reached; however, the ceasefire remains fragile and the overall security situation in Israel and the region continues to be uncertain.

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

G.	Going concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

At March 31, 2026, the Company had negative working capital of approximately $69 million (of which $56 million consists of stock purchase warrant liabilities that do not require cash settlement) and stockholders’ equity of $42.5 million; For the three month ended March 31, 2026, the Company reported a net operating loss of $3.8 million and net cash used in operations of $4.9 million. Absent any other action, the Company will require additional liquidity to continue its operations for the next 12 months.

After evaluating these conditions, management concluded that its plans, when considered in aggregate, alleviate substantial doubt about the Company’s ability to continue as a going concern. Those plans include: (i) the Company’s existing unrestricted cash balance of approximately $7.4 million, sufficient to fund projected operating expenses through the look-forward period; (ii) an active Equity Line of Credit (“ELOC”) with Esousa Holdings, LLC — legally binding, SEC-registered, and shareholder-approved — providing drawdown capacity, which exceeds the Company’s projected annual operating cash needs; (iii) the Company’s majority-owned subsidiaries, including Rimon Ltd. and Nimbus Drones , which are cash-positive and require no capital support from the Company; (iv) management’s ongoing efforts to assist subsidiaries in securing or expanding bank credit facilities; and (v) the option to satisfy certain obligations through issuance of equity in lieu of cash.

In addition, management believes that the completion of the sale by Water IO Ltd., a majority-owned indirect subsidiary of the Company, of Zorro Net Ltd. to BiomX Inc., pursuant to which Water IO received 1,300,000 shares of BiomX common stock and a $1.25 million promissory note due within three months (see note 12 below), may provide additional liquidity and financial flexibility to the Company and its subsidiaries. The sale occurred on April 10, 2026.

Management has determined that its plans are probable of being effectively implemented and probable of mitigating the conditions described above, enabling continuation of the Company’s operations for the foreseeable future.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this Quarterly Report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2026, and its results of operations changes in stockholders’ equity, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2025 included in such Form 10-K except as mentioned below.

Use of Estimates

The preparation of unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to calculation of fair value of the financial instruments.

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Revenue recognition:

Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of development of business or market conditions.

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance provides a unified model to determine how revenue is recognized.

Revenues are recognized when control of the promised goods or services are transferred to the customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company has two main types of revenues –

Revenues from selling goods imported by the Company – like generators, masts and lightning

Revenues from integration projects where the Company designs, engineers, sources raw materials, assembles and completes tactical vehicles and trailers.

The Company provides services to customers and has related performance obligations and recognizes revenue in accordance with ASC 606. Revenues are recognized when the Company satisfies performance obligations under the terms of its contracts, and control of its services or products is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products. Control is transferred upon delivery of its services or products.

A typical contract with a customer specifies that the Company would receive an advance payment once the contract is signed, an additional payment would be made to the Company once the ordered product is manufactured and ready to be shipped to the customer and the remainder of the contract’s consideration would be made once the system is installed in the customer’s factory and its accepted by the customer.

According to ASC-606-10-50, and given the mentioned-above, once signed, the Company’s contracts are considered Contract Liability – as the Company has received the amount prior to delivering the goods to the customer. Those amounts would not be considered as revenues. Once the goods are shipped to the customer – the contract becomes Contract Asset – as the Company transferred the goods to the client prior to receiving the full consideration for it. At the time the receipt of the consideration is conditional upon a successful installation of the product by the Company at the customer’s location and the full acceptance of the product by the customer. Only after such installation and acceptance the consideration owed to the Company is categorized as receivable. In all cases the time interval between the delivery of the product and its installation and acceptance by the customer happens within days.

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the product.

Assets held for sale

The Company accounts for assets held for sale in accordance with ASC 360 at the lower of carrying value or fair value less costs to sell. Fair value is the amount obtainable from the sale of the asset in an arm’s length transaction. The reclassification occurs when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing. Assets and liabilities of a component classified as held for sale are presented separately in the consolidated balance sheets as “Assets held for sale” and “Liabilities held for sale”. If such component also qualifies as a discontinued operation under ASC 205-20, its results of operations are presented separately from continuing operations in the consolidated statements of operations.

Cost of Goods Sold:

The Cost of Goods Revenues represents the costs incurred in the production of goods sold by the Company. These costs include, but are not limited to:

-	Raw Materials– Costs related to the procurement of raw materials and other direct inputs used in the production process.

-	Direct Labor – Wages and related expenses for employees directly involved in the manufacturing or production process.

-	Manufacturing Overhead – Indirect production costs, including factory utilities, depreciation of production equipment, and maintenance expenses.

-	Other Direct Costs – Any additional costs directly attributable to the production of goods, including packaging and quality control.

Research and Development Costs

Research and development (“R&D”) costs are accounted for in accordance with ASC 730, Research and Development. R&D costs are expensed as incurred and include, among other things, payroll and related costs for employees engaged in research and development activities, external consulting services, materials, prototype development, testing activities, and other directly attributable costs.

Software development costs incurred prior to the establishment of technological feasibility of a software, as well as costs incurred after general release of software products (including routine maintenance, bug fixes, and minor enhancements), are expensed as incurred.

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Technological feasibility is generally determined based on the completion and approval of detail program design documentation together with the successful validation of an internal working model demonstrating that the software product can be produced to meet its design specifications. Accordingly, technological feasibility is generally achieved prior to a working model ready for customer testing.

In accordance with ASC 985-20-25-1 through 25-6, all software development costs incurred prior to the establishment of technological feasibility are expensed as research and development costs.

Severance pay:

All the Company’s employees, besides one, have been signed on Section 14 of Israel’s Severance Compensation Law, 1963 (“Section 14”). Pursuant to Section 14, the Company’s employees, covered by this section, are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf by the Company. Payments in accordance with Section 14 release the Company from any future severance liabilities in respect of those employees. Neither severance pay liability nor severance pay fund under Section 14 are recorded in the Company’s balance sheets.

As to the employee that has not signed the Section 14 clause, the Company contributes the on-going contributions on monthly basis

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

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

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Marketable Securities	120	-	-	120
Total assets	120	-	-	120

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Marketable Securities	250	-	-	250
Total assets	250	-	-	250

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Derivative liability	-	-	110	110
September 2025 Private Placement Warrant			12,691	12,691
February 2026 Warrants	-	-	43,503	43,503
Total liabilities	-	-	56,304	56,304

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
September 2025 Private Placement Warrant	-	-	24,521	24,521
Total liabilities	-	-	24,521	24,521

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

The following table presents the changes in fair value of the level 3 liabilities for the period from December 31, 2025 through March 31, 2026.

Changes in fair value are recognized in the consolidated statement of operations within finance expenses. The fair value of the Level 3 liabilities was determined using valuation models. Significant unobservable inputs include expected volatility, expected term, risk-free interest rate and discount rates.

	Private Placement Warrant	February 2026 Warrants	Derivative liabilities	Total
Liabilities:
Outstanding at December 31, 2025	24,521	-		24,521
Additions	-	25,429	-	25,429
Liabilities assumed in part of subsidiary consolidated for the first time	-	-	8,779	8,779
Exercised	(4,960)	-	(3,153)	(8,113)
Changes in fair value	(6,870)	18,074	(5,516)	5,688
Outstanding at March 31, 2026	12,691	43,503	110	56,304

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

As of March 31, 2026 the Company did not identify any triggers requiring impairment test of its reporting units. Due to the equity of the Company being above the market capitalization of the Company as of March 31, 2026, a further sustained decline in the Company’s share price and market capitalization may require further testing, which may result in an impairment.

NOTE 3 – ACQUISITION OF STAR 26

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

On September 15, 2025, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Star Agreement”) with Star, Star Equity Holders, and Menachem Shalom, pursuant to which the Company agreed to acquire 100% of the issued and outstanding equity of Star. Mr. Shalom, the Company’s Chief Executive Officer and a director, is also a controlling shareholder and director of Star.

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – ACQUISITION OF STAR 26 (continued)

On January 12, 2026, T3 acquired 100% interest in Star pursuant to the terms of the Star Agreement. The consideration consisted of $21,000,000, to be paid by a 12-month $16,000,000 promissory note and the balance in $5,000,000 cash, less $4,000,000 representing all amounts lent to Star from T3 since December 15, 2024, the date the original Star Agreement was signed.

In addition, Star received:

●	4,770,340 shares of common stock of T3,

●	a five-year warrant to purchase an aggregate of 12,017,648 shares of T3’s common stock for an exercise price of $1.50 per share,

●	A promissory note in the principal amount of $3,000,000 (the “Six-Month Note”), which note accrues interest at the rate of 8% per annum and matures July 12, 2026; and

●	A promissory note in the principal amount of $3,000,000 (the “Three-Month Note”), which note matures April 12, 2026.

The shares, warrants, the Six-Month Note and the Three-Month Note were assigned by Star to the Star Equity Holders pro-ratably.

The transaction was approved by the Company’s shareholders on December 16, 2025 and was completed on January 12, 2026, at which time Star became a wholly owned subsidiary of the Company.

On March 31, 2026, the Company agreed on the termination of its obligation to pay $16,000,000 to its wholly-owned subsidiary Star. Pursuant to the Cancellation Agreement (the “Cancellation Agreement”), while all terms and provisions of the Purchase Agreement remain in full force and effect, and the Company’s ownership of Star, including all assets, operations, and subsidiaries, is unaffected, the Company eliminated $16,000,000 of indebtedness, effective immediately, at no cost, no dilution, and with no offsetting obligation to the Company or its shareholders.

The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. The Company determined that Star constitutes a business as defined under ASC 805 as the acquired set includes inputs, processes, and the ability to generate outputs.

The Company, with the assistance of a third-party specialist, calculated the total consideration at $69,433. The fair value of the share issued was determined at $18,151 based on the share price of Company’s common stock as the date of the closing. The Fair value of the promissory notes issued was determined at $5,636.

The fair value of the Common Warrant was calculated using the Black Scholes option pricing model. The assumptions used to perform the calculations are detailed below:

January 12, 2026
Expected volatility (%)	264%
Risk-free interest rate (%)	3.66%
Expected dividend yield	0.0%
Expected term (years)	5
Conversion price (U.S. dollars)	1.5
Underlying share price (U.S. dollars)	3.81
Fair value (U.S. dollars in thousands)	45,645

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – ACQUISITION OF STAR 26 (continued)

The table below summarizes the fair value of assets acquired and liabilities assumed following the adjustments mentioned above as of the acquisition date:

January 12, 2026
U.S. Dollars (in thousands)

Working capital	(6,683)
Long terms assets	4,805
Intangible assets	333
Intangible assets of available for sale, net	697
Goodwill	72,255
Other comprehensive income	139
Non-controlling interest	(734)
Long term liabilities	(1,379)
Net assets acquired	69,433

As of March 31, 2026, the Company, with the assistance of a third-party valuation specialist, completed the initial allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The aggregate fair value of consideration transferred was approximately $69.4 million.

The allocation of the purchase price was as follows (in thousands):

January 12, 2026
January 1, 2026

Net tangible assets acquired	(3,702)
Customer relationships (2-year useful life)	31
Distributor relations (3-year useful life)	16
Order backlog (2-year useful life)	190
Intangible assets of available for sale	905
Deferred tax liabilities	(54)
Deferred tax liabilities of available for sale	(208)
Goodwill	72,255
69,433

Customer relationships, distributor relations and order backlog were valued using the multi-period excess earnings method. Developed technology was valued using the relief-from-royalty method. The identified intangible assets are being amortized on a straight-line basis over their estimated useful lives.

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

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – ACQUISITION OF NIMBUS

On January 15, 2026, the Company consummated its acquisition (the “Nimbus Acquisition”) of 100% of Nimbus Drones Technologies and Marketing Ltd., an Israeli private company (“Nimbus”) specializing in unmanned aerial systems and services, pursuant to the terms of that certain Stock Purchase Agreement, dated January 15, 2026 (the “Nimbus Purchase Agreement”), by and among the Company, Nimbus and Elad Defense LLC (“Elad”). In connection with the closing of the Nimbus Acquisition, the Company issued to Elad as consideration (i) 1,850,000 shares of Common Stock and (ii) a $3,250,000 convertible 24-month note (the “Nimbus Note”) bearing 6% interest, which is convertible at the option of the holder at a fixed price of $2.00 per share. The Nimbus Note also prohibits the Company from issuing the holder shares that would result in the holder beneficially owning more than 4.99% of the outstanding shares of Common Stock. As of February 17, 2026, the Nimbus Note was converted into an aggregate of 1,625,000 shares of Common Stock.

The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. The Company determined that Nimbus constitutes a business as defined under ASC 805 as the acquired set includes inputs, processes, and the ability to generate outputs.

The total consideration of the acquisition was calculated using a third-party appraiser at approximately $15,298 and is comprised of the following components:

1.	Share consideration consisting of 1,850,000 shares of the Company’s Common Stock, issued to Elad, with an estimated fair value of $6,753, based on Company’s closing share price of $3.65 on the acquisition date.

2.	The Nimbus Note, with an estimated fair value of approximately $8,545 thousand. The fair value of the Nimbus Note was estimated as of the acquisition date with the assistance of a third-party valuation specialist, considering the terms of the Nimbus Note, including the fixed conversion price of $2.00 per share, the Company’s closing share price of $3.65 on the acquisition date.

The Company completed the initial allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The following table summarizes the allocation of the purchase price as of January 15, 2026:

January 15, 2026
U.S. Dollars (in thousands)

Working capital	21
Long terms assets	2
Long term liabilities	(84)
Goodwill	15,359
Total consideration transferred	15,298

No separately identifiable intangible assets were recognized, as the Company, with the assistance of the valuation specialist, did not identify any material order backlog, customer relationships, proprietary technology or non-compete arrangements that met the recognition criteria under ASC 805.

Goodwill represents the excess of the purchase price over the fair value of the identifiable net liabilities assumed and is primarily attributable to expected synergies, future growth opportunities, assembled workforce and other intangible benefits that do not qualify for separate recognition. The goodwill recognized is not expected to be deductible for income tax purposes.

The acquisition was completed on January 15, 2026.

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – ACQUISITION OF ITS

On June 8, 2025, Star Twenty Six Ltd. (“Star Twenty Six”) entered into an agreement with ITS and its shareholder Mr. Gera Eron, pursuant to which Star Twenty Six will lend to ITS NIS 10,000,000 (approximately USD 3 miliion). In return Star Twenty Six would receive 51% of the share capital of ITS on a fully diluted basis. Pursuant to the terms of the agreement, Star Twenty Six was also granted an option to purchase the remainder 49% of ITS for three years from the controlling shareholder. Depending on whether the option is exercised in the first, second- or third-year hereafter, the agreed purchase price for the 49% is 25 million NIS, 30 million NIS or 35 million NIS, respectively.

On February 16, 2026, Star Twenty Six acquired 51% of the outstanding equity capital of ITS on a fully diluted basis and has a 3- year option to acquire the remainder 49% from the other shareholder of ITS.

The Company completed the initial allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The following table summarizes the allocation of the purchase price as of February 16, 2026:

February 16, 2026
U.S. Dollars (in thousands)

Working capital	(2,592)
Long terms assets	2,915
Goodwill and Intangible assets	9,698
Non-controlling interest	(1,005)
Long term liabilities	(7,972)
Net assets acquired	1,044

The Company equally allocated the excess of the purchase price over the fair value of identifiable net assets acquired between goodwill and intangible assets.

The acquisition was completed on February 16, 2026.

NOTE 6 – STOCKHOLDERS’ EQUITY

Transactions:

A.	On February 26, 2026, the Company closed a private placement pursuant to the terms of a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor (the “Purchaser”) agreed to purchase from the Company 400 units for an aggregate purchase price of $20,000,000, or a per unit price of $50,000. Each unit consists of (i) one share (each a “Share” and collectively, the “Shares”) of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and (ii) Common Warrants to purchase shares of common stock, par value $0.0001 per share, representing 150% of the number of shares of Common Stock initially issuable upon conversion of one share of Series B Preferred Stock, subject to adjustment as described herein (the “Common Warrants” and the shares of Common Stock issuable upon exercise or exchange of the Common Warrants, the “Warrant Shares”). The Private Placement is structured as a two stage investment. At the initial closing, which occurred on February 26, 2026, the Company sold 200 units for gross proceeds of $10 million. The Purchaser agreed to purchase an additional 200 units for an additional investment of $10 million following (i) the effectiveness of the registration statement described below, (ii) stockholder approval of the issuance of the transactions contemplated by the Securities Purchase Agreement as required pursuant to Nasdaq rules, (iii) the stock price is at least $1.00 and (iv) subject to the condition that the value of the trading in the Company’s stock on Nasdaq for the 10 consecutive days preceding the second closing is at or above $900,000 (the “Second Closing Market Trading Value”), provided that if the Second Closing Market Trading Value is less than $900,000, then there will be a proportionate reduction in the number of units to be sold at the second closing.

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

Under the terms of the Securities Purchase Agreement, the Company agreed not to deliver any purchase notices under Company’s equity line of credit with the Purchaser until after the later of the date on which (i) the registration statement is declared effective and (ii) the Company obtains Stockholder Approval and even after such date, certain market conditions must be satisfied.

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

The Series B Preferred Stock is convertible at the option of the holder at any time and will be automatically converted into Common Stock or Pre-Funded Warrants in lieu thereof on the effective date of the registration statement, whether or not the Stockholder Approval has been obtained. If at any time after the one-year anniversary of the closing of the Private Placement, the Series B Preferred Stock is then outstanding and the Company has not received Stockholder Approval, the Series B Preferred Stock is redeemable at the option of the holder at a price per Share equal to 105% of the Stated Value. The conversion of the Series B Preferred Stock is subject to a 9.9% beneficial ownership limitation blocker. The Series B Preferred Stock is not entitled to receive dividends, other than on an as-converted basis if dividends are paid to holders of Common Stock.

The holders of Series B Preferred Stock are entitled to 10,000 votes per each share of Series B Preferred Stock. The holders of Series B Preferred Stock have voting rights with respect to certain corporate actions that affect the rights of the Series B Preferred Stockholders and also have certain consent rights in connection with certain proposed Fundamental Transactions (as defined in the Certificate of Designations). The Series B Preferred Stock is (i) senior to the Common Stock of the Company and any other equity securities that the Company may issue in the future, the terms of which specifically provide that such equity securities rank junior to the Series B Preferred Stock, (ii) equal with any class or series of capital stock established after the closing date of the Private Placement, the terms of which specifically provide that such equity securities rank on par with such Series B Preferred Stock, in each case with respect to payment of amounts upon liquidation, dissolution or winding up and (iii) junior to all of the Company’s existing and future indebtedness.

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

The Company analyzed the February 2026 Private Placement in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company determined that the Common Warrant do not meet the criteria for equity classification. Accordingly, the Common Warrant were accounted for as a liability-classified instrument. The Common Warrants are initially recorded at fair value and are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations until settlement or expiration.

The Company, with the assistance of a third-party specialist allocated the total proceeds received in the initial closing of the February 2026 Private Placement between the Common Warrant liability and the Series B Preferred Stock. Because the initial fair value of the Common Warrant liability exceeded the gross proceeds received, the entire $10.0 million of gross proceeds was allocated to the Common Warrant liability, the Series B Preferred Stock was initially recorded at zero, and the excess of approximately $15,429 thousand was recognized as financing expense upon initial recognition

Warrant Shares liability

The fair value of the Common Warrant was calculated using the Monte Carlo Simulation Model. The assumptions used to perform the calculations are detailed below:

	February 24, 2026	March 31, 2026
Expected volatility (%)	85.6%	85.5%
Risk-free interest rate (%)	3.61%	3.91%
Expected dividend yield	0.0%	0.0%
Expected term (years)	5	4.91
Conversion price (U.S. dollars)	2.130	2.130
Underlying share price (U.S. dollars)	2.130	0.717
Fair value (U.S. dollars in thousands)	25,429	43,503

Based on the above the entire February 2026 Private Placement proceeds were allocated to the Common Warrants liability.

For the three months ended March 31, 2026, the Company recognized a loss from the change in fair value of the Common Warrant liability of approximately $18,074 thousand, representing the increase in fair value from approximately $25,429 thousand at initial recognition to approximately $43,503 thousand as of March 31, 2026.

On January 2, 2026, the Company issued 2,439,000 shares of common stock in connection with the conversion of previously issued Series A convertible preferred stock.

In addition, on January 2, 2026, the Company issued 73,170 shares of common stock to satisfy the penalty incurred from late effectiveness of the registration statement for the securities from the September 2025 Private Placement. The fair value of the penalty shares was estimated at $300 and was included as other expenses in the financial statements for the year ended December 31, 2025.

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

B.	On September 19, 2025, the Company and Esousa Company Holdings, LLC, a New York limited liability company (the “Investor”), entered into a common stock purchase agreement (the “ELOC Purchase Agreement”), pursuant to which, subject to the terms and conditions set forth therein, the Company may sell to the Investor, from time to time during the term of the ELOC Purchase Agreement, up to the lesser of (i) $250,000,000 of the Company’s common stock, par value $0.0001 per share (the “Common Shares”), and (ii) the Exchange Cap (as defined below) (subject to certain exceptions provided in the ELOC Purchase Agreement) (the “Total Commitment”). Upon entering into the ELOC Purchase Agreement, the Company agreed to issue to the Investor $1,250 worth of the Company’s Common Stock (the “Commitment Shares”), determined by the lower of (i) the VWAP on the effective date of the registration statement covering the Common Shares and the Commitment Shares and (ii) the closing sale price on the effective date of such registration statement; provided, however, that if the Company elects to terminate the ELOC Purchase Agreement, the Commitment Shares’ calculation shall be based on the date of termination rather than the effective date of the registration statement.

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

On January 2, 2026, the Company issued 304,878 shares of common stock in connection with the Commitment Shares. The fair value of the Commitment shares was estimated at $1,250 and was included as other expense in the financial statements for the year ended December 31, 2025.

During the period from January 1, 2026 to February 4, 2026, the Company elected to sell to the Investor an aggregate of 868,116 shares of Common Stock for total proceeds of $2,208. In addition, during February 2026, the Company advanced the Investor 3,100,000 shares of Common Stock to be applied against future sales of the Company’s Common Stock under the ELOC Purchase Agreement. During the period from February 9, 2026 to February 19, 2026, the Company elected to sell to the Investor an aggregate of 688,943 shares of Common Stock from the advance shares, for total proceeds of $1,322.

Advance shares are not treated as completed sales on the date they were transferred to the Investor. Rather, the related share issuances and proceeds were recognized upon each drawdown, when the applicable purchase price was determined in accordance with the VWAP pricing provisions of the ELOC Purchase Agreement

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 – WARRANTS

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding as of March 31, 2026:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at December 31, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Public and Private Warrants	92.00	837,625	0.28	7.27
September 2025 Private Placement Warrant	5.405	2,716,388	3.35	1.39
February 2026 Warrants	2.13	7,042,200	4.91	1.42
	2.13-92.00	10,596,213	4.14	10.08

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding as of December 31, 2025:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at December 31, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Public and Private Warrants	92.00	837,625	0.53	16.19
April 2024 Warrants	6.88	14,535	0.01	0.02
August 2025 Warrant	4.4	250,000	0.24	0.23
September 2025 Private Placement Warrant	5.405	3,658,537	3.60	4.15
	4.4 – 92.00	4,760,697	2.87	20.59

Warrant activities for the three month ended March 31, 2026 were as follows:

	Number of warrants	Weighted Average Exercise Price
		USD

Outstanding at December 31, 2025	4,760,697	17.12
Expired	(14,535)	6.88
Granted	7,042,200	2.13
Exercised	(1,192,149)	5.19
	10,596,213	10.08

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION

Stock options generally vest over one to three years, with a maximum term of ten years from the date of grant. These awards become available to the recipient upon the satisfaction a vesting condition based on a period of service. Total stock options activity for the year ended March 31, 2026 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
		USD

Outstanding at December 31, 2025	4,823	550.60
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2026	4,823	550.60
Exercisable at March 31, 2026	4,823	550.60
Options expected to vest	-	-

Stock-based compensation expense for three month ended March 31, 2026 and 2025, was $0 and $178, respectively. Stock-based compensation expense were recorded as professional fees on the accompanying consolidated statements of operations and comprehensive loss. There was no unrecognized Stock-based compensation at March 31, 2026.

NOTE 9 – LITIGATION

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

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 10 – RELATED PARTIES

A.	Balances with related parties and officers:

	As of March 31,	As of December 31,
	2026	2025

Note receivable - related party	-	4,500
Promissory note – related party	5,691	-
Due from related parties	1,250	1,657
Other current liabilities	1,001	255

B.	Other information:

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

Pursuant to the terms of the Consulting Agreement, which is effective as of January 1, 2026, Mr. Shalom will continue to act as the chief executive officer of the Company while maintaining other executive roles in non-competing companies. For his services, Mr. Shalom will receive a base salary of $60,000 per month and target cash bonuses equal to 50% of base salary, subject to achievement of performance goals to be set by the Compensation Committee. He could also be entitled to additional milestone-based bonuses as determined by the Board. Mr. Shalom will receive 250,000 shares of common stock quarterly, subject to availability under approved incentive plans; if there is no plan or no availability, the quarterly amount of shares shall accrue until there is availability under an approved incentive plan. Such plan will also require shareholder approval pursuant to applicable Nasdaq rules. He will also be entitled to a relocation grant of $175,000 if Mr. Shalom relocates to the United States with his family. Mr. Shalom will also be entitled to all executive benefit plans including health and 401(k) plans and 30 business days per year vacation.

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

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 11 – SEGMENT REPORTING

As of March 31, 2026, the Company has several subsidiaries, each representing an operating segment: (i) Rimon, (ii) ITS, (iii) Tiltan, (iv) Nimbus and (v) Water. As of March 31, 2026, Nimbus and Water were not considered material and therefore were reported at other reportable segments.

The Company’s chief operating decision maker is its chief executive officer.

The chief operating decision maker assesses performance and decides how to allocate resources based on net income (loss) that is also reported on the income statement as net income (loss).

The measurement of segment assets is reported on the balance sheet as total consolidated assets.

The chief operating decision maker uses gross profit (loss) to evaluate income generated from the segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of the entity.

The following table presents information about the Company’s reportable segments for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31
	2026	2025

Revenue from Rimon	1,601	-
Salaries and related compensation	(215)
Depreciation	(6)
Other cost related to Rimon (mainly materials)	(1,056)	-
Gross income	325	-

Revenue from ITS	1,403	-
Salaries and related compensation	(722)
Depreciation	(134)
Other cost related to ITS (mainly materials)	(759)	-
Gross loss	(212)	-

Revenue from TILTAN	592	-
Salaries and related compensation	(164)
Depreciation and amortization	(152)
Cost related to TILTAN (mainly lease expenses)	(33)	-
Gross income	243	-

Revenue from other reportable segments	57	-
Cost related to other reportable segments	(42)	-
Gross income	15	-

Research and development expenses	(274)	-
Selling and marketing expenses	(157)	-
Professional services	(995)	(1,187)
Salaries and related compensation	(1,263)	(33)
Other general and administrative expenses	(1,270)	(287)
General and administrative expenses of consolidated variable interest entities	(223)	-
Total Operating expenses	(4,182)	(1,507)

Loss from operations	(3,811)	(1,507)

Interest expense	(2,591)	(197)
Interest income of consolidated variable interest entities	1,790	-
Interest on related parties promissory note	(354)	-
Change in fair value - convertible note	5,392	567
Change in fair value - stock purchase warrant liabilities	(26,635)	104,278

Net loss before tax	(26,209)	103,141

Discontinued operation	(104)	(183)
Income taxes	(38)	-

Net loss	(26,351)	102,958

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – SUBSEQUENT EVENTS

Nasdaq Deficiency

On May 5, 2026, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market, LLC (“Nasdaq”) that it is not in compliance with the minimum bid requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between March 23, 2026 to May 4, 2026, the Company no longer meets the minimum bid price requirement. The Notice has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Global Market and, at this time, the common stock will continue to trade on The Nasdaq Global Market under the symbol “DFNS.”

The Notice provides that the Company has 180 calendar days, or until November 2, 2026, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by November 2, 2026, the Company may be eligible for additional time to regain compliance. In such instance, the Company must submit an application and a non-refundable $5,000 application fee, so long as the Company applies to transfer the listing of its common stock to The Nasdaq Capital Market and meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period. If the Company does not qualify or fails to regain compliance, then Nasdaq will notify the Company of its determination to delist the Company’s common stock.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Conversion of Debt

On April 27, 2026, the Company, and Mr. Shalom, executed and delivered the Note Exchange Agreement, pursuant to which the original principal amount of the notes issued to Mr. Shalom and accrued interest thereon in the amount of $2,138,962 was cancelled in its entirety in exchange for the issuance of 4,174,399 shares of common stock (the “Exchange Shares”). The exchange price of $0.5124 was the last consolidated bid price of a share of common stock as reported by The Nasdaq Stock Market LLC. The Exchange Shares are restricted shares and may not be sold without registration or an applicable exemption therefrom.

The notes were assigned to Mr. Shalom from Star 26 Capital Inc. (“Star 26”) pursuant to the terms of the Amended and Restated Securities Purchase Agreement and Call Option dated September 15, 2025 (the “Star Purchase Agreement”) among the Company, Star 26 and the other parties signatory thereto and pursuant to the exercise by Mr. Shalom of his right to obtain shares, notes and warrants from Esousa Group Holdings LLC (“Esousa”) in accordance with the terms of the Call Option Agreement dated January 13, 2026.

In connection with the consummation of the transactions contemplated by the Star Purchase Agreement on January 12, 2026, the Company issued to Star 26 a warrant to purchase a total of 12,017,648 shares of Common Stock at an exercise price of $1.50 per share (the “Star Warrant”), which was then distributed to the equity holders of Star 26 on a pro rata basis. Mr. Shalom’s pro rata amount of the Star Warrant was to purchase 7,175,662 shares of Common Stock.

Sale of Zorronet

On April 10, 2026, Water IO Ltd. (“Water IO”), an Israeli public company traded on the Tel Aviv Stock Exchange in which Star 26 Capital Inc. (“Star 26”), a wholly-owned subsidiary of the Company, holds an approximately 67% equity interest, completed the sale of 100% of the issued and outstanding share capital of Zorro Net Ltd. (“Zorronet”), a wholly-owned subsidiary of Water IO, to BiomX Inc. (“BiomX”) (NYSE American: PHGE), pursuant to a Stock Purchase Agreement.

T3 DEFENSE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – SUBSEQUENT EVENTS (continued)

As consideration for the Zorronet shares, BiomX issued to Water IO: (i) 1,300,000 shares of BiomX common stock; and (ii) a non-convertible promissory note in the principal amount of $1,250,000, bearing interest at the short-term applicable federal rate, maturing three months from the date of issuance. Additionally, BiomX assumed certain obligations of Water IO with respect to the founders and former shareholders of Zorronet, including a performance-based earnout payable no later than March 31, 2027 equal to the greater of 125% of Zorronet’s consolidated revenue or eight times Zorronet’s consolidated EBITDA for fiscal year 2026, and a commitment to retain certain key Zorronet personnel for three years on no less favorable terms.

As a result of the transaction, Water IO holds 1,300,000 shares of BiomX common stock, representing approximately 16.57% of BiomX’s issued and outstanding common stock following the issuance. The Company, through Star 26, beneficially owns approximately 67% of Water IO’s equity, and accordingly may be deemed to beneficially own such BiomX shares indirectly.

Resignation of Directors and Appointment of New Directors

On May 19, 2026, Shiran Fridman and Asaf Nachum were appointed to the Board of Directors of the Company, effective as of May 19, 2026.

Ms. Fridman, age 39, has been an independent business and financial consultant since 2025. From 2007 through 2025 she was an investment manager at Four Seasons Real Estate in Israel.

Mr. Nachum, age 49, is an independent investment advisor and portfolio manager.

Each of Ms. Fridman and Mr. Nachum is entitled to $5,000 per quarter they serve as directors of the Company and 5,000 shares of common stock of the Company.

The appointments were made to replace David Rokach and Reuven Yeganeh, both of whom resigned as of May 19, 2026.

Exchange of Shares with VisionWave

On May 17, 2026, T3 exchanged 6,000,000 newly issued restricted shares of common stock of the Company, representing 9.96% of the issued and outstanding shares, for 475,492 shares of common stock (the “Exchange Shares”) of VisionWave Holdings, Inc., a Delaware corporation listed on the Nasdaq Capital Market (“VisionWave”). The per share price of the shares of VisionWave was $5.59 and the per share price of the Company was $0.443. The market value of the Exchange Shares as of May 15, 2026 was $2,658,000.

VisionWave, through its own internal developments, various industry partnerships, and through its wholly owned subsidiaries VisionWave Technologies Inc., a Nevada corporation, and Solar Drone Ltd, an Israeli corporation, is at the forefront of creating software and hardware solutions for UxV (Unmanned Vehicles including UAVs, UGVs and USVs – Aerial, Ground and Submersible) capabilities by integrating advanced artificial intelligence (AI) and autonomous solutions for both defense and aerospace applications, and commercial uses. Its technologies, both those available for sale and in development— ranging from high-resolution radars and advanced vision systems; to radio frequency (RF) sensing technologies; to high-speed computer platforms; to payload management for various UxVs like drones and UGVs, seek to improve operational efficiency and precision dual markets; for military and homeland security applications, and for commercial use cases worldwide.

The exchange was consummated pursuant to the terms of the Share Exchange and Swap Agreement dated as of May 13, 2026 (the “Exchange Agreement”) by and between the Company and VisionWave. Both VisionWave and the Company agreed to a 6-month lockup of the shares exchanged and no registration rights were provided. The Exchange Agreement also contained typical representations and warranties for an agreement of this nature.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are statements in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year end December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2026, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

As used in this Quarterly Report and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our,” refer to T3 Defense Inc. and its consolidated subsidiaries.

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

Recent Developments

Nasdaq Deficiency

On May 5, 2026, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market, LLC (“Nasdaq”) that it is not in compliance with the minimum bid requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between March 23, 2026 to May 4, 2026, the Company no longer meets the minimum bid price requirement. The Notification Letter has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Global Market and, at this time, the common stock will continue to trade on The Nasdaq Global Market under the symbol “DFNS.”

The Notice provides that the Company has 180 calendar days, or until November 2, 2026, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by November 2, 2026, the Company may be eligible for additional time to regain compliance. In such instance, the Company must submit an application and a non-refundable $5,000 application fee, so long as the Company applies to transfer the listing of its common stock to The Nasdaq Capital Market and meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period. If the Company does not qualify or fails to regain compliance, then Nasdaq will notify the Company of its determination to delist the Company’s common stock.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Conversion of Debt

On April 27, 2026, the Company, and Mr. Shalom, executed and delivered the Note Exchange Agreement, pursuant to which the original principal amount of the notes issued to Mr. Shalom and accrued interest thereon in the amount of $2,138,962 was cancelled in its entirety in exchange for the issuance of 4,174,399 shares of common stock (the “Exchange Shares”). The exchange price of $0.5124 was the last consolidated bid price of a share of common stock as reported by The Nasdaq Stock Market LLC. The Exchange Shares are restricted shares and may not be sold without registration or an applicable exemption therefrom.

The notes were assigned to Mr. Shalom from Star 26 Capital Inc. (“Star 26”) pursuant to the terms of the Amended and Restated Securities Purchase Agreement and Call Option dated September 15, 2025 (the “Star Purchase Agreement”) among the Company, Star 26 and the other parties signatory thereto and pursuant to the exercise by Mr. Shalom of his right to obtain shares, notes and warrants from Esousa Group Holdings LLC (“Esousa”) in accordance with the terms of the Call Option Agreement dated January 13, 2026.

In connection with the consummation of the transactions contemplated by the Star Purchase Agreement on January 12, 2026, the Company issued to Star 26 a warrant to purchase a total of 12,017,648 shares of Common Stock at an exercise price of $1.50 per share (the “Star Warrant”), which was then distributed to the equity holders of Star 26 on a pro rata basis. Mr. Shalom’s pro rata amount of the Star Warrant was to purchase 7,175,662 shares of Common Stock.

Sale of Zorronet

On April 10, 2026, Water IO Ltd. (“Water IO”), an Israeli public company traded on the Tel Aviv Stock Exchange in which Star 26 Capital Inc. (“Star 26”), a wholly-owned subsidiary of the Company, holds an approximately 67% equity interest, completed the sale of 100% of the issued and outstanding share capital of Zorro Net Ltd. (“Zorronet”), a wholly-owned subsidiary of Water IO, to BiomX Inc. (“BiomX”) (NYSE American: PHGE), pursuant to a Stock Purchase Agreement.

As consideration for the Zorronet shares, BiomX issued to Water IO: (i) 1,300,000 shares of BiomX common stock; and (ii) a non-convertible promissory note in the principal amount of $1,250,000, bearing interest at the short-term applicable federal rate, maturing three months from the date of issuance. Additionally, BiomX assumed certain obligations of Water IO with respect to the founders and former shareholders of Zorronet, including a performance-based earnout payable no later than March 31, 2027 equal to the greater of 125% of Zorronet’s consolidated revenue or eight times Zorronet’s consolidated EBITDA for fiscal year 2026, and a commitment to retain certain key Zorronet personnel for three years on no less favorable terms.

As a result of the transaction, Water IO holds 1,300,000 shares of BiomX common stock, representing approximately 16.57% of BiomX’s issued and outstanding common stock following the issuance. The Company, through Star 26, beneficially owns approximately 67% of Water IO’s equity, and accordingly may be deemed to beneficially own such BiomX shares indirectly.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Revenues

For the three months ended March 31, 2026 we had revenues of $3,653,000, as compared to revenues of $0 for the three months ended March 31, 2025.

Operating Expenses

For the three months ended March 31, 2026 we had operating expenses of $4,182,000, as compared to operating expenses of $1,507,107 for the three months ended March 31, 2025. Operating expenses consisted of research and development expenses ($274,000), selling and marketing expenses ($157,000), and other general and administrative expenses ($3,528,000), as well as general and administrative expenses of consolidated variable entities of $223,000. The $3,528,000 of general and administrative expenses was comprised of professional services ($995,000), salaries and related compensation ($1,263,000) and other general and administrative expenses ($1,270,000), For the three months ended March 31, 2025, professional fees were $1,187,000, compensation and benefits was $33,000 and other general and administrative expenses was $287,000.

Other Income (Expenses)

For the three months ended March 31, 2026, other income (expenses) decreased from $104,648,000 for the three months ended March 31, 2025, as compared to an expense of $22,398,000 the three months ended March 31, 2026. The decrease was mainly attributable to the change in fair value of stock purchase warrant liabilities from $104,278,000 as of March 31, 2025 to a loss of $26,635,000 as of March 31, 2026.

Net Income (Loss)

For the three months ended March 31, 2026, we had a net loss of $26,351,000, as compared to net income of $102,958,000 for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had $22,811,000 of current assets, including $7,362,000 of cash and cash equivalents. Based on management’s current expectations, we anticipate that we will need approximately $6,000,000 for the next 12 months of operations.

At March 31, 2026, the Company had negative working capital of approximately $69 million (of which $56 million consists of stock purchase warrant liabilities that do not require cash settlement) and stockholders’ equity of $42.5 million as of March 31, 2026; For the three month ended March 31, 2026, the Company reported a net operating loss of $3.8 million and net cash used in operations of $4.9 million. Absent any other action, the Company will require additional liquidity to continue its operations for the next 12 months.

After evaluating these conditions, management concluded that its plans, when considered in aggregate, alleviate substantial doubt about the Company’s ability to continue as a going concern. Those plans include: (i) the Company’s existing unrestricted cash balance of approximately $7.4 million, sufficient to fund projected operating expenses through the look-forward period; (ii) an active Equity Line of Credit (“ELOC”) with Esousa Holdings, LLC — legally binding, SEC-registered, and shareholder-approved — providing drawdown capacity, which exceeds the Company’s projected annual operating cash needs; (iii) the Company’s majority-owned subsidiaries, including Rimon Ltd. and Nimbus Drones, which are cash-positive and require no capital support from the Company; (iv) management’s ongoing efforts to assist subsidiaries in securing or expanding bank credit facilities; and (v) the option to satisfy certain obligations through issuance of equity in lieu of cash.

In addition, management believes that the completion of the sale by Water IO Ltd., a majority-owned indirect subsidiary of the Company, of Zorro Net Ltd. to BiomX Inc., pursuant to which Water IO received 1,300,000 shares of BiomX common stock and a $1.25 million promissory note due within three months, may provide additional liquidity and financial flexibility to the Company and its subsidiaries. The sale occurred on April 10, 2026.

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

Cash Flows

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $3,823,000, as compared to $810,000 for the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $12,476,000, as compared to having no net cash from financing activities in the three months ended March 31, 2025.

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

See Note 2 Summary of Significant Accounting Policies of the Notes for a summary of significant accounting policies and significant estimates and assumptions and their effects on our financial statements. Below are the significant estimates and assumptions that we consider critical because they involve a significant amount of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2026.

Based on such evaluation, management concluded that our disclosure controls and procedures as of March 31, 2026 were (1) designed and functioning effectively to ensure that material information relating to T3 Defense Inc., including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by T3 Defense Inc. in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year end December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2026 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Resignation of Directors and Appointment of New Directors

On May 19, 2026, Shiran Fridman and Asaf Nachum were appointed to the Board of Directors of the Company, effective as of May 19, 2026.

Ms. Fridman, age 39, has been an independent business and financial consultant since 2025. From 2007 through 2025 she was an investment manager at Four Seasons Real Estate in Israel.

Mr. Nachum, age 49, is an independent investment advisor and portfolio manager.

Each of Ms. Fridman and Mr. Nachum is entitled to $5,000 per quarter they serve as directors of the Company and 5,000 shares of common stock of the Company.

Ms. Fridman and Mr. Nachum will become members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committees of the Board of Directors of the Company.

There are no arrangements or understandings between either Ms. Fridman or Mr. Nachum and any other persons pursuant to which each of them was appointed a director of the Company, and there are no family relationships between either Ms. Fridman or Mr. Nachum and any director or executive officer of the Company.

The appointments were made to replace David Rokach and Reuven Yeganeh, both of whom resigned as of May 19, 2026.

The Company is not aware of any disagreements between either of Messrs. Rokach or Yeganeh and any other officer or director of the Company.

We are providing Messrs. Rokach and Yeganeh with copies of this Form 10-Q concurrent with this filing. Should any subsequent communications with any director regarding their respective decision to resign reveal any disagreement between them and the Company, the Board of Directors or any executive officer of the Company regarding our operations, policies or practices, we will amend this report accordingly to disclose any such disagreement.

Exchange of Shares with VisionWave

On May 17, 2026, T3 exchanged 6,000,000 newly issued restricted shares of common stock of the Company, representing 9.96% of the issued and outstanding shares, for 475,492 shares of common stock (the “Exchange Shares”) of VisionWave Holdings, Inc., a Delaware corporation listed on the Nasdaq Capital Market (“VisionWave”). The per share price of the shares of VisionWave was $5.59 and the per share price of the Company was $0.443. The market value of the Exchange Shares as of May 15, 2026 was $2,658,000.

VisionWave, through its own internal developments, various industry partnerships, and through its wholly owned subsidiaries VisionWave Technologies Inc., a Nevada corporation, and Solar Drone Ltd, an Israeli corporation, is at the forefront of creating software and hardware solutions for UxV (Unmanned Vehicles including UAVs, UGVs and USVs – Aerial, Ground and Submersible) capabilities by integrating advanced artificial intelligence (AI) and autonomous solutions for both defense and aerospace applications, and commercial uses. Its technologies, both those available for sale and in development— ranging from high-resolution radars and advanced vision systems; to radio frequency (RF) sensing technologies; to high-speed computer platforms; to payload management for various UxVs like drones and UGVs, seek to improve operational efficiency and precision dual markets; for military and homeland security applications, and for commercial use cases worldwide.

The exchange was consummated pursuant to the terms of the Share Exchange and Swap Agreement dated as of May 13, 2026 (the “Exchange Agreement”) by and between the Company and VisionWave. Both VisionWave and the Company agreed to a 6-month lockup of the shares exchanged and no registration rights were provided. The Exchange Agreement also contained typical representations and warranties for an agreement of this nature. The description of the Exchange Agreement is qualified in its entirety by reference to the Agreement, a copy of which is attached hereto as Exhibit 10.54.

Availability of Information

T3 Defense’s website address is www.t3dfns.com. Investors and others should note that the Company announces material information to its investors using SEC filings, press releases, its investor relations website, public conference calls, webcasts and certain social media channels, including the following LinkedIn account: https://www.linkedin.com/in/mennyshalom/. The Company uses these channels to communicate with investors, customers and the public about the Company, its products and other issues and for complying with its disclosure obligations under Regulation FD. The information on, or that may be accessed through, T3’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered a part of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description
10.54	Share Exchange and Swap Agreement dated as of May 17, 2026, by and between T3 Defense Inc. and VisionWave Holdings, Inc.
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T3 DEFENSE INC.

By:	/s/ Menachem Shalom
Menachem Shalom
Chief Executive Officer
(Principal Executive Officer)

/s/ Morel Levi
Morel Levi
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 20, 2026