Form 10-Q
period 2026-06-30
T3 Defense Inc.
filed 2026-08-18
CIK 1787518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

212-791-4663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	DFNS	The Nasdaq Global Market

Warrants, each warrant exercisable for one Share of Common Stock for $11,500.00 per share	DFNSW	The Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14, 2026
Common Stock, $0.0001 par value per share	1,663,806 shares

T3 DEFENSE INC.

FORM 10-Q

June 30, 2026

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

All references in this Form 10-Q that refer to the “Company”, “T3”, “we,” “us” or “our” refer to T3 Defense Inc. and its consolidated subsidiaries.

ii

PART I - FINANCIAL INFORMATION

T3 DEFENSE INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2026

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Unaudited Condensed Consolidated Interim Balance sheets as of June 30, 2026, and December 31, 2025	F-2
Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss) for six and three months ended June 30, 2026 and 2025	F-4
Unaudited Condensed Consolidated Interim Statements of Stockholders’ Deficit for the period of six and three months ended June 30, 2026 and 2025	F-6
Unaudited Condensed Consolidated Interim Statements of Cash Flows for the six months ended June 30, 2026 and 2025	F-9
Notes to unaudited condensed consolidated financial statements	F-12

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	4,085	2,627
Current assets of consolidated variable interest entities
Cash and cash equivalents	751	1,270
Other current assets	137	102
Short term deposits and restricted cash	365	50
Marketable securities	2,175	250
Inventories	4,738	-
Note receivable - related party	-	4,500
Due from related parties	-	1,641
Accounts receivable	3,576	506
Other current assets	2,890	224
Loan granted	2,525	2,385

Total Current assets	21,242	13,555

Non-Current Assets
Operating right of use assets	4,189	823
Non-Current assets of consolidated variable interest entities
Cash and securities held in trust account	175,889	172,779
Other non-current assets	-	36
Investment under the fair value option	2,454	-
Property and equipment, net	575	101
Goodwill	99,047	7,688
Other intangible assets	12,196	7,388
Intangible assets	-	16
Deferred taxes	318	-
Funds in respect of employee rights upon termination	90	-
Total Non-Current assets	294,758	188,831

Total Assets	316,000	202,386

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Liabilities and Stockholders' Deficit
Current Liabilities
Short term loan	4,506	12
Accounts payable	4,035	124
Operating lease liability, current portion	1,362	504
Promissory note – related party	2,061	-
Due to related parties	181	255
Other current liabilities	6,059	3,117
Other current liabilities of consolidated variable interest entities	255	104
Loans payable - former related parties, current maturities	750	842
Stock purchase warrant liabilities	124,387	24,521
Deferred considerations	9,592	14,067

Total current liabilities	153,188	43,546

Non-Current liabilities
Non-current operating lease liabilities	2,685	143
Loan payable - former related parties, net of current maturities	3,285	850
Liability in respect of employee rights upon termination	114	-
Deferred tax liability	498	647
Total Non-Current liabilities	6,582	1,640

Total Liabilities	159,770	45,186

Noncontrolling interests Subject to Possible Redemption	175,889	172,779

Stockholders' Deficit
Preferred stock ($0.0001 par value; 15,000,000 shares authorized; 200 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	(*)-	-
Common stock ($0.0001 par value; 150,000,000 shares authorized; 758,660 and 152,206 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	10	2
Additional paid-in capital	207,104	102,737
Accumulated other comprehensive loss	(276)	-
Accumulated deficit	(232,162)	(122,527)
Total Company’s stockholders’ deficit	(25,324)	(19,788)
Non-controlling interest	5,665	4,209
Total stockholders’ deficit	(19,659)	(15,579)
Total liabilities and stockholders’ deficit	316,000	202,386

(*) Less than $1 thousand.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	7,649	-	3,996	-
Cost of revenues	(6,265)	-	(2,983)	-
Gross profit	1,384	-	1,013	-
Operating expenses
Research and development expenses	(622)	-	(348)	-
Selling and marketing expenses	(341)	-	(184)	-
General and administrative expenses	(7,121)	(2,555)	(3,593)	(1,048)
General and administrative expenses of consolidated variable interest entities	(489)	-	(266)	-
Total operating expenses	(8,573)	(2,555)	(4,391)	(1,048)

Loss from operations	(7,189)	(2,555)	(3,378)	(1,048)

Other income (expenses)
Interest expense	(3,414)	(372)	(825)	(207)
Interest income of consolidated variable interest entities	3,110	-	1,321	-
Interest on related parties promissory note	(354)	(51)	-	(17)
Loss on marketable securities	(3,705)	-	(3,705)	-
Penalty – late registration	-	(800)	-	(800)
Change in fair value - convertible note	5,392	588	-	20
Change in fair value - stock purchase warrant liabilities	(107,641)	109,406	(81,006)	5,128
Other income	1,710	161	1,710	161
Total other income (expense), net	(104,902)	108,932	(82,505)	4,285
Net income (loss) before income taxes	(112,091)	106,377	(85,883)	3,237
Income taxes	152	-	190	-
Net income (loss) from continuing operation	(111,939)	106,377	(85,693)	3,237
Gain (loss) from discontinued operations	4,159	(400)	4,263	(218)
Net income (loss)	(107,780)	105,977	(81,430)	3,019
Net income attributable to non-controlling interests	1,854	-	1,058	-
Net income (loss) attributable to the Company's stockholders	(109,634)	105,977	(82,488)	3,019
Net income (loss)	(107,780)	105,977	(81,430)	3,019
Earnings (loss) per share from continuing operations (basic) (*)	(328.4)	2,550	(182.8)	77.5
Earnings (loss) per share from discontinued operations (basic) (*)	12.1	(9.610)	9.00	(5.00)
Total loss per share (basic) (*)	(316.3)	2,540.39	(173.8)	72.5

Weighted average number of shares of Common Stock outstanding - basic	353,309	41,721	480,024	41,975
Earnings (loss) per share from continuing operations (diluted) (*)	(328.4)	2,378	(182.8)	72.5
Loss per share from discontinued operations (diluted) (*)	12.1	(8.75)	9.00	(5.00)
Total loss per share (diluted)(*)	(316.3)	2,369	(173.8)	67.50

Weighted average number of shares of Common Stock outstanding – diluted(*)	353,309	44,737	480,024	28,991

(*)	Share amounts have been retroactively adjusted to reflect the 1-for-125 Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(USD in thousands, except share and per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Comprehensive income (loss):
Net income (loss)	(107,780)	105,977	(81,430)	3,019
Unrealized foreign currency translation loss	(240)	(182)	(483)	(123)

Comprehensive income (loss)	(108,020)	105,795	(81,913)	2,896

Comprehensive income attributable to non-controlling interests	1,751	-	827	-
Comprehensive income (loss) attributable to the Company’s stockholders	(109,771)	105,795	(82,740)	2,896
Comprehensive income (loss)	(108,020)	105,795	(81,913)	2,896

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares (**)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total stockholders’ equity (deficit)

BALANCE AT DECEMBER 31, 2025	-	-	152,206	2	102,737	(122,527)	-	4,209	(15,579)
Issuance of common stock from exercise of warrants	-	-	27,871	*	4,960	-	-	-	4,960
Stock-based compensation	-	-	3,800	*	1,907	-	-	-	1,907
Issuance of common stock in relation to private placement	-	-	19,512	*	*	-	-	-	*
Issuance of preferred stock in relation to private placement	200	-	-	-	-	-	-	-	-
Issuance of common stock for purchase of subsidiaries	-	-	52,963	1	24,902	-	-	-	24,903
Conversion of note into equity	-	-	13,000	*	3,153	-	-	-	3,153
Equity classified warrants issued as part of purchase of subsidiaries	-	-	-	-	45,646	-	-	-	45,646
Shares issued as penalty	-	-	585	*	*	-	-	-	*
Shares issued to settle commitment under ELOC agreement	-	-	2,439	*	*	-	-	-	*
Issuance of shares from ELOC exercises	-	-	31,745	1	3,529	-	-	-	3,530
Issuance of shares for settlement of debt on related party	-	-	1,600	*	300	-	-	-	300
Subsidiary consolidation for the first time	-	-	-	-	-	-	(139)	1,739	1,600
Accretion of noncontrolling interests subject to possible redemption	-	-	-	-	(1,275)	-	-	(514)	(1,789)
Foreign currency translation adjustments	-	-	-	-	-	-	115	128	243
Comprehensive loss for the period	-	-	-	-	-	(27,147)	-	796	(26,351)
BALANCE AT MARCH 31, 2026	200	-	305,721	4	185,859	(149,674)	(24)	6,358	42,523

(*)	Less than $1 thousand.
(**)	Share amounts have been retroactively adjusted to reflect the 1-for-125 Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares (**)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total stockholders’ equity (deficit)

BALANCE AT MARCH 31, 2026	200	-	305,721	4	185,859	(149,674)	(24)	6,358	42,523
Issuance of common stock from exercise of warrants	-	-	211,544	3	12,795	-	-	-	12,798
Issuance of common stock in connection with the VisionWave share exchange	-	-	48,000	1	2,353	-	-	-	2,354
Issuance of common stock in relation to conversion of note	-	-	33,395	-	2,139	-	-	-	2,139
Issuance of shares from ELOC exercises	-	-	160,000	2	4,541	-	-	-	4,543
Transaction with non-controlling interests and deconsolidation of subsidiary	-	-	-	-	358	-	-	(1,140)	(782)
Accretion of noncontrolling interests subject to possible redemption	-	-	-	-	(941)	-	-	(380)	(1,321)
Foreign currency translation adjustments	-	-	-	-	-	-	(252)	(231)	(483)
Comprehensive loss for the period	-	-	-	-	-	(82,488)	-	1,058	(81,430)
BALANCE AT JUNE 30, 2026	200	-	758,660	10	207,104	(232,162)	(276)	5,665	(19,659)

(*)	Less than $1 thousand.
(**)	Share amounts have been retroactively adjusted to reflect the 1-for-125 Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares (**)	Amount	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total stockholders’ equity (deficit)

BALANCE AT DECEMBER 31, 2024	-	-	39,444	*	37,760	(201,076)	(34)	-	(163,350)
Issuance of common stock from exercise of pre-funded warrants	-	-	667	*	3,056	-	-	-	3,056
Stock-based compensation	-	-	-	-	178	-	-	-	178
Foreign currency translation adjustments	-	-	-	-	-	-	(59)	-	(59)
Comprehensive income for the period	-	-	-	-	-	102,958	-	-	102,958
BALANCE AT MARCH 31, 2025	-	-	40,111	*	40,994	(98,118)	(93)	-	(57,217)
Issuance of common stock in relation to settlement agreement	-	-	100	*	157	-	-	-	157
Issuance of common stock in relation to conversion of note	-	-	2,082	*	781	-	-	-	781
Issuance of common stock from exercise of options	-	-	674	*	*	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	(123)	-	(123)
Comprehensive income for the period	-	-	-	-	-	3,019	-	-	3,019
BALANCE AT JUNE 30, 2025	-	-	42,967	*	41,932	(95,099)	(216)	-	(53,383)

(*) Less than $1 thousand.

(**) Share amounts have been retroactively adjusted to reflect the 1-for-125 Reverse Stock Split (see Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Six months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	(107,780)	105,977
Net loss (income) from discontinued operations	(4,159)	400
Net income (loss) for the period from continuing operation	(111,939)	106,377
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Amortization and Depreciation	438	323
Stock-based compensation	1,907	178
Interest earned on marketable securities held in Trust Account	(3,110)	-
Employee extermination	(14)	-
Deferred taxes	(162)	-
Interest on loans	(151)	-
Gain on sale of subsidiary	(1,744)	-
Loss on marketable securities	3,705	-
Change in fair value – convertible note embedded derivative	(234)	(588)
Change in fair value - stock purchase warrant liabilities	102,231	(109,406)
Changes in lease assets and lease liabilities	(38)	-
Changes in operating assets and liabilities:
Trade receivables	(255)	-
Other current assets	(153)	(444)
Due from related parties	-	(132)
Inventory	(916)	-
Accounts payable	597	28
Due to affiliates	-	87
Interest payable - related parties	629	51
Accrued expenses and other current liabilities	(686)	545
Net cash used in operating activities – continuing operations	(9,895)	(2,981)
Net cash used in operating activities – discontinuing operations	104	287
Net cash used in operating activities	(9,791)	(2,694)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Six months ended
	June 30,
	2026	2025

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in purchase of subsidiaries	(4,476)	-
Short term deposit	(52)	-
Deconsolidation of subsidiary	(1,112)	-
Proceeds from sales short term securities	239	-
Cash provided by purchase of subsidiaries	1,138	-
Payment on property and equipment	(180)	(15)
Advance to target of planned acquisition	-	(1,500)
Net cash used in investing activities	(4,443)	(1,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on short term bank credit	(455)	-
Repayment of note payable	(2,543)	(78)
Payments of penalty – late registration	-	(800)
Proceeds from loans payable - related parties	535	-
Repayments of loans	(409)	-
Payment of liability to former shareholder of a subsidiary	(288)	-
Company's portion in investment of minority in subsidiary	440	-
Proceeds from issuance of ELOC	8,073	-
Proceeds from issuance of private placement, net	10,000	-

Net cash provided by (used in) financing activities	15,353	(878)

Effect of exchange rate changes on cash and cash equivalents – continuing operations	-	(4)
Effect of exchange rate changes on cash and cash equivalents – discontinuing operations	-	107
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,119	(4,984)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD, INCLUDING DISCONTINUED OPERATIONS	3,947	7,858
CASH, CASH EQUIVALENTS, RESTRICTED CASH INCLUDING CASH FROM HELD FOR SELL COMPANY AT END OF PERIOD, INCLUDING DISCONTINUED OPERATIONS	5,066	2,874
LESS CASH FROM DISCONTINUED OPERATIONS	-	1,354
CASH, CASH EQUIVALENTS, RESTRICTED CASH INCLUDING CASH FROM DISCONTINUED OPERATIONS AT END OF PERIOD FROM CONTINUING OPERATIONS	5,066	1,520

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

T3 DEFENSE INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Six months ended
	June 30,
	2026	2025

Supplemental disclosure of cash flow information:
Cash paid for: Interest	-	6
Non-cash transactions:
Investment in investee	2,354
Fair value of pre-funded warrants exercised	-	3,056
Fair value of the derivative liability extinguished from conversion of convertible note	-	260
Fair value of common stock issued in connection with settlement agreement	-	158
Fair value of common stock issued in connection with conversion of convertible note	-	521
Exercise of Warrants	17,758	-
Initial recognition of operating lease liability and a corresponding right-of- use asset	31	-
Conversion of promissory note	2,439	-
Conversion of note receivable into shares of Nimbus	3,153	-

Six months ended
June 30,
2026
Cash provided by purchase of subsidiaries consolidated for the first time:
Working capital (excluding cash and cash equivalents)	(16,028)
Long terms assets	7,723
Intangible assets	5,182
Goodwill	91,358
Intangible assets held for sale	905
Long terms liabilities	(19,233)
Other	139
Non-controlling interest	(635)
Issuance of common stock and warrants	(70,549)
Net cash provided by the purchase of subsidiaries consolidated for the first time	(1,138)

Six months ended
June 30,
2026
Subsidiaries Deconsolidation:
Working capital (excluding cash and cash equivalents)	120
Investment in investee	(452)
Tangible assets	1
loan from the Company	1,327
Non-controlling interest	116

Net cash derived from deconsolidation of subsidiary	1,112

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

The Company approved a reverse stock split of its issued and outstanding shares of common stock (“Common Stock”), at a ratio of 1-for-125 (the “Reverse Stock Split”). The Reverse Stock Split was duly approved in a special meeting of the stockholders held on June 24, 2026. On July 16, 2026, the Company filed with the Secretary of State of the State of Delaware the Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 12:01 a.m., Eastern Time, on July 20, 2026, and the Company’s Common Stock began trading on the Nasdaq Stock Market on a split-adjusted basis when the market opened on July 20, 2026.

All shares, stock option and per share information in these consolidated financial statements have been restated to reflect the Reverse Stock Split on a retroactive basis.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (cont.)

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

As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to redemption as of December 31, 2025	172,778
Plus:
Remeasurement of carrying value to redemption value	1,789
Class A ordinary shares subject to redemption as of March 31, 2026	174,568

Plus:
Remeasurement of carrying value to redemption value	1,321
Class A ordinary shares subject to redemption as of June 30, 2026	175,889

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

On July 12, 2026, the SPAC informed the Target that it is terminating the LOI, effective immediately, as the SPAC does not intend to pursue the Proposed Transaction. As a result of such termination, the SPAC no longer has any obligations pursuant to the LOI, other than certain confidentiality obligations.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (cont.)

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

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (cont.)

Given that the majority of the Company’s operations are conducted in Israel, and that all members of the Company’s board of directors and management, as well as most employees, consultants, and service providers, are located in Israel, the Company is directly affected by the economic, political, geopolitical, and military conditions impacting the region. As of June 30, 2026, while ceasefire arrangements with Hamas, Lebanon and Iran were generally in effect and large-scale military operations had subsided, the overall security environment in Israel and the surrounding region remained unstable and unpredictable. Any further escalation or expansion of the conflict could negatively affect both regional and global conditions, and may adversely impact the Company’s business, financial condition, and results of operations. In April 2026, a ceasefire agreement was reached with respect to the hostilities with Iran described above; however, the ceasefire remains fragile and the overall security situation in Israel and the region continues to be uncertain.

G.	Going concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

At June 30, 2026, the Company had negative working capital of approximately $131 million (of which $124 million consists of stock purchase warrant liabilities that do not require cash settlement) and stockholders’ deficit of $19 million as of June 30, 2026; For the six and three months ended June 30 , 2026, the Company reported a net operating loss of $7.2 million and $3.4 million, respectively, and for the six months ended June 30, 2026, the net cash used in operations was approximately $9.8 million. Absent any other action, the Company will require additional liquidity to continue its operations for the next 12 months.

After evaluating these conditions, management concluded that its plans, when considered in aggregate, alleviate substantial doubt about the Company’s ability to continue as a going concern. Those plans include: (i) the Company’s existing unrestricted cash balance of approximately $4.1 million, sufficient to fund projected operating expenses through the look-forward period; (ii) an active Equity Line of Credit (“ELOC”) with Esousa Holdings, LLC — legally binding, SEC-registered, and shareholder-approved — providing drawdown capacity, which exceeds the Company’s projected annual operating cash needs; (iii) the Company’s majority-owned subsidiaries, including Rimon Ltd. and Nimbus Drones, which are cash-positive and require no capital support from the Company; (iv) management’s ongoing efforts to assist subsidiaries in securing or expanding bank credit facilities; (v) the option to satisfy certain obligations through issuance of equity in lieu of cash; and (vi) management's plans to conduct efficiency measures and cost reduction steps in certain subsidiaries.

In addition, management believes that the completion of the sale in April 2026 by Water IO Ltd., a majority-owned indirect subsidiary of the Company, of Zorro Net Ltd. to BiomX Inc., pursuant to which Water IO received 1,300,000 shares of BiomX common stock and a $1.25 million promissory note (see note 7A below), may provide additional liquidity and financial flexibility to the Company and its subsidiaries.

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

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this Quarterly Report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2026, and its results of operations, changes in stockholders’ equity, and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the six and three months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on April 9, 2026. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2025 included in such Form 10-K except as mentioned below.

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

Inventories

Substantially all inventory consists of raw materials are valued at the lower of historic cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Historic inventory costs are calculated on a first-in, first-out basis or specific cost .The Company does not hold finished goods as inventory

Revenue recognition

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

Revenues from selling goods imported by the Company – like generators, masts and lighting

Revenues from integration projects where the Company designs, engineers, sources raw materials, assembles and completes tactical vehicles and trailers.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Revenue recognition (cont.)

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

A typical contract with a customer specifies that the Company would receive an advance payment once the contract is signed, an additional payment would be made to the Company once the ordered product is manufactured and ready to be shipped to the customer and the remainder of the contract’s consideration would be made once the system is installed in the customer’s factory and it is accepted by the customer.

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

Cost of Goods Sold:

The Cost of Goods Revenues represents the costs incurred in the production of goods sold by the Company. These costs include, but are not limited to:

-	Raw Materials – Costs related to the procurement of raw materials and other direct inputs used in the production process.

-	Direct Labor – Wages and related expenses for employees directly involved in the manufacturing or production process.

-	Manufacturing Overhead – Indirect production costs, including factory utilities, depreciation of production equipment, and maintenance expenses.

-	Other Direct Costs – Any additional costs directly attributable to the production of goods, including packaging and quality control.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

The costs incurred by the Company between technological feasibility and general release to the public have been insignificant. Accordingly, all research and development costs have been expensed as incurred.

Severance pay

Labor laws in effect in Israel require the Company to pay severance pay to employees dismissed or retiring in certain other circumstances. The liability is calculated based on the employees’ most recent monthly salary multiplied by the number of years of service. The said liability is partially covered by purchase of insurance policies. The Company's liability for employee rights upon retirement includes the severance pay liability to its employees in accordance with existing labor laws and based on salary components for which employees are entitled to receive severance pay, according to management.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

Fair value measurements are required to be disclosed by the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), (ii) segregating those gains or losses included in earnings, and (iii) a description of where those gains or losses included in earnings are reported in the statement of operations.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Fair value (cont.)

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Marketable Securities	2,175	-	-	2,175
Investment under the fair value option	1,127			1,127
Total assets	3,302	-	-	3,302

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Marketable Securities	250	-	-	250
Total assets	250	-	-	250

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Stock purchase warrant liabilities	-	-	124,387	124,387
Total liabilities	-	-	124,387	124,387

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Private Placement Warrant	-	-	24,521	24,521
Total liabilities	-	-	24,521	24,521

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Fair value (cont.)

The following table presents the changes in fair value of the level 3 liabilities for the period from December 31, 2025 through June 30, 2026. Changes in fair value are recognized in the consolidated statement of operations within finance expenses. The fair value of the Level 3 liabilities was determined using valuation models. Significant unobservable inputs include expected volatility, expected term, risk-free interest rate and discount rates.

	Private Placement Warrant	February 2026 Warrants	Derivative liabilities	Total
Liabilities:
Outstanding at December 31, 2025	24,521	-	-	24,521
Additions	-	25,429	-	25,429
Liabilities assumed as part of subsidiary consolidated for the first time	-	-	8,779	8,779
Exercised	(17,758)	-	(3,153)	(20,911)
Changes in fair value	(6,763)	98,958	(5,626)	86,569
Outstanding at June 30, 2026	-	124,387	-	124,387

Investment under the fair value option:

Investments in entities over which the Company has the ability to exercise significant influence, but which it does not control, are within the scope of the equity method in ASC 323, Investments — Equity Method and Joint Ventures, and are therefore eligible items for the fair value option under ASC 825-10-15-4. The Company has elected the fair value option for such investments. The election is made instrument by instrument and is irrevocable, and was made at the eligibility date, which is the date on which control over the former subsidiary was lost. The investment is initially recognized at the fair value determined on the loss-of-control date and is subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in earnings. Dividends received from the investee are recognized in earnings rather than as a reduction of the carrying amount of the investment.

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in business combinations accounted for in accordance with the “purchase method” and is allocated to reporting units at acquisition. Goodwill is not amortized but rather tested for impairment at least annually in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other”. The Company performs its goodwill annual impairment test for the reporting units at December 31 of each year, or more often if indicators of impairment are present. As of June 30, 2026, no indicators of impairment were identified, and accordingly no impairment loss in respect of goodwill was recognized during the six months then ended.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – ACQUISITION OF STAR 26

On January 12, 2026, T3 acquired 100% interest in Star pursuant to the terms of the Star Agreement. The consideration consisted of $21,000 , to be paid by a 12-month $16,000 promissory note and the balance in $5,000 cash, less $4,000 representing all amounts lent to Star from T3 since December 15, 2024, the date the original Star Agreement was signed.

In addition, Star received:

-	38,163 shares of common stock of T3,

-	a five-year warrant to purchase an aggregate of 96,141 shares of T3’s common stock for an exercise price of $187.50 per share,

-	A promissory note in the principal amount of $3,000 (the “Six-Month Note”), which note accrues interest at the rate of 8% per annum and matures July 12, 2026; and

-	A promissory note in the principal amount of $3,000 (the “Three-Month Note”), which note matures April 12, 2026.

The shares, warrants, the Six-Month Note and the Three-Month Note were assigned by Star to the equity holders of Star, pro-ratably.

The transaction was approved by the Company’s shareholders on December 16, 2025 and was completed on January 12, 2026, at which time Star became a wholly owned subsidiary of the Company.

On March 31, 2026, the Company agreed on the termination of its obligation to pay $16,000 to its wholly-owned subsidiary Star. Pursuant to the Cancellation Agreement (the “Cancellation Agreement”), while all terms and provisions of the Purchase Agreement remain in full force and effect, and the Company’s ownership of Star, including all assets, operations, and subsidiaries, is unaffected, the Company eliminated $16,000 of indebtedness, effective immediately, at no cost, no dilution, and with no offsetting obligation to the Company or its shareholders.

The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. The Company determined that Star constitutes a business as defined under ASC 805 as the acquired set includes inputs, processes, and the ability to generate outputs.

The Company, with the assistance of a third-party specialist, calculated the total consideration at $69,433. The fair value of the share issued was determined at $18,151 based on the share price of Company’s common stock as of the date of the closing. The fair value of the promissory notes issued was determined at $5,636.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – ACQUISITION OF STAR 26 (cont.)

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

The table below summarizes the fair value of assets acquired and liabilities assumed following the adjustments mentioned above as of the acquisition date:

January 12, 2026
U.S. Dollars (in thousands)
Working capital	(6,683)
Long terms assets	4,805
Intangible assets	333
Intangible assets available for sale, net	697
Goodwill	72,255
Other comprehensive income	139
Non-controlling interest	(734)
Long term liabilities	(1,379)
Net assets acquired	69,433

As of January 12, 2026, the Company, with the assistance of a third-party valuation specialist, prepared the initial allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The aggregate fair value of consideration transferred was approximately $69.4 million.

The allocation of the purchase price was as follows (in thousands):

January 12,
2026

Net tangible assets acquired	(3,702)
Customer relationships (2-year useful life)	31
Distributor relations (3-year useful life)	16
Order backlog (2-year useful life)	190
Intangible assets available for sale	905
Deferred tax liabilities	(54)
Deferred tax liabilities available for sale	(208)
Goodwill	72,255
69,433

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – ACQUISITION OF STAR 26 (cont.)

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

In connection with the consummation of the transactions contemplated by the Star Purchase Agreement on January 12, 2026, the Company issued to Star 26 a warrant to purchase a total of 96,141 shares of Common Stock at an exercise price of $187.50 per share (the “Star Warrant”), which was then distributed to the equity holders of Star 26 on a pro rata basis. Mr. Shalom’s pro rata amount of the Star Warrant was to purchase 57,405 shares of Common Stock.

See Note 7D below.

NOTE 4 – ACQUISITION OF NIMBUS

On January 15, 2026, the Company consummated its acquisition (the “Nimbus Acquisition”) of 100% of Nimbus Drones Technologies and Marketing Ltd., an Israeli private company (“Nimbus”) specializing in unmanned aerial systems and services, pursuant to the terms of that certain Stock Purchase Agreement, dated January 15, 2026 (the “Nimbus Purchase Agreement”), by and among the Company, Nimbus and Elad Defense LLC (“Elad”). In connection with the closing of the Nimbus Acquisition, the Company issued to Elad as consideration (i) 14,800 shares of Common Stock and (ii) a $3,250 convertible 24-month note (the “Nimbus Note”) bearing 6% interest, which is convertible at the option of the holder at a fixed price of $250.00 per share. The Nimbus Note also prohibits the Company from issuing the holder shares that would result in the holder beneficially owning more than 4.99% of the outstanding shares of Common Stock. As of February 17, 2026, the Nimbus Note was converted into an aggregate of 13,000 shares of Common Stock.

The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. The Company determined that Nimbus constitutes a business as defined under ASC 805 as the acquired set includes inputs, processes, and the ability to generate outputs.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – ACQUISITION OF NIMBUS (cont.)

The total consideration of the acquisition was calculated using a third-party appraiser at approximately $15,298 and is comprised of the following components:

1.	Share consideration consisting of 14,800 shares of the Company’s Common Stock, issued to Elad Defense LLC, with an estimated fair value of $6,753, based on the Company’s closing share price of $456.25 on the acquisition date.

2.	The Nimbus Note, with an estimated fair value of approximately $8,545 thousand. The fair value of the Nimbus Note was estimated as of the acquisition date with the assistance of a third-party valuation specialist, considering the terms of the Nimbus Note, including the fixed conversion price of $250.00 per share, the Company’s closing share price of $456.25 on the acquisition date. The acquisition was completed on January 15, 2026.

The Company prepared the initial allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The following table summarizes the allocation of the purchase price as of January 15, 2026:

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

NOTE 5 – ACQUISITION OF ITS

On June 8, 2025, Star Twenty Six Ltd. (“Star Twenty Six”) entered into an agreement with I.T.S. Industrial Techno-Logic Solutions Ltd. and its shareholder Mr. Gera Eron, pursuant to which Star Twenty Six will lend to ITS NIS 10,000 (approximately USD 3 million). In return Star Twenty Six would receive 51% of the share capital of ITS on a fully diluted basis. Pursuant to the terms of the agreement, Star Twenty Six was also granted an option to purchase the remaining 49% of ITS for three years from the controlling shareholder. Depending on whether the option is exercised in the first, second or third year thereafter, the agreed purchase price for the 49% is 25 million NIS, 30 million NIS or 35 million NIS, respectively.

On February 16, 2026, Star Twenty Six acquired 51% of the outstanding equity capital of ITS on a fully diluted basis and has a 3-year option to acquire the remaining 49% from the other shareholder of ITS.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – ACQUISITION OF ITS (cont.)

The Company prepared the initial allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The following table summarizes the allocation of the purchase price as of February 16, 2026:

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

NOTE 6 – DECONSOLIDATION OF WATER IO LTD.

On June 24, 2026, Star Twenty Six entered into a share purchase agreement with unrelated purchasers for the sale of 592,784 ordinary shares of Water IO Ltd. (“Water IO”) representing approximately 19.6% of Water IO’s share capital, at a price of NIS 3.10 per share, reflecting total consideration of NIS 1,838 (approximately $617). The sale resulted in a gain of approximately $1,744 , which was recorded under other income in the condensed consolidated statements of operations. The portion of the gain related to the remeasurement of the Company’s retained investment in Water IO to its fair value was approximately $1,100. This gain was calculated based on Water IO’s share price on the Tel Aviv Stock Exchange. Following the deconsolidation, Water IO is considered a related party. The Company has continuing involvement in the management of Water IO.

Following the completion of the sale, the holding of Star Twenty Six in Water IO decreased to approximately 40%. As a result, the Company ceased to control Water IO and, in accordance with ASC 810, Consolidation, deconsolidated Water IO as of the transaction date.

Upon the loss of control, the Company derecognized the assets and liabilities of Water IO, including the related non-controlling interests, and recognized its retained interest in Water IO at fair value as of the date control was lost. Following the deconsolidation, the Company’s retained interest of approximately 40% in Water IO is accounted for under the fair value option, based on Water IO’s share price on the Tel Aviv Stock Exchange.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – DECONSOLIDATION OF WATER IO LTD. (cont.)

The effect of the deconsolidation of Water IO on the condensed consolidated statements of cash flows for the six months ended June 30, 2026 is as follows:

Six months ended June 30, 2026
U.S. Dollars (in thousands)
Subsidiaries deconsolidation:
Working capital (excluding cash and cash equivalents)	(992)
Investment in investee	(452)
Other current assets	617
Investment under the fair value option	1,127
Tangible assets	1
Loan from the Company	1,327
Non-controlling interest	116
Net cash used in the deconsolidation of subsidiary	1,744

The composition of the Company’s investment in Water IO as of June 30, 2026 is as follows:

June 30, 2026
U.S. Dollars (in thousands)
Investment under the fair value option	1,127
Loan granted	1,327
Total investment in Water IO	2,454

NOTE 7 – EVENTS DURING THE REPORTING PERIOD

A.	Sale of Zorro Net Ltd

On April 10, 2026, Water IO Ltd. (“Water IO”), an Israeli public company traded on the Tel Aviv Stock Exchange in which Star 26 Capital Inc. (“Star 26”), a wholly-owned subsidiary of the Company, held, as of that date, an approximately 67% equity interest (which was subsequently reduced to approximately 40% following the sale described in Note 6 below), completed the sale of 100% of the issued and outstanding share capital of Zorro Net Ltd. (“Zorronet”), a wholly-owned subsidiary of Water IO, to BiomX Inc. (“BiomX”) (NYSE American: PHGE), pursuant to a Stock Purchase Agreement.

As consideration for the Zorronet shares, BiomX issued to Water IO: (i) 1,300,000 shares of BiomX common stock; and (ii) a non-convertible promissory note in the principal amount of $1,250, bearing interest at the short-term applicable federal rate, maturing three months from the date of issuance. Additionally, BiomX assumed certain obligations of Water IO with respect to the founders and former shareholders of Zorronet, including a performance-based earnout payable no later than March 31, 2027 equal to the greater of 125% of Zorronet’s consolidated revenue or eight times Zorronet’s consolidated EBITDA for fiscal year 2026, and a commitment to retain certain key Zorronet personnel for three years on no less favorable terms. The gain recognized by Water IO on the sale of Zorronet was included in the Company’s results of operations only for the period through the loss of control over Water IO. Following the deconsolidation of Water IO described in Note 6, the Company no longer consolidates Water IO, and the sale of Zorronet has no continuing effect on the Company’s consolidated financial position, results of operations or cash flows in subsequent periods.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 – EVENTS DURING THE REPORTING PERIOD (cont.)

On July 27, 2026, BiomX and Water IO entered into Amendment No. 1 and Waiver, dated as of July 24, 2026, to the Note (the “Amendment”) pursuant to which (i) the maturity date of the Note was extended from July 10, 2026 to November 1, 2026; (ii) the Company agreed to pay $250 of principal within two business days after execution of the Amendment, and the remaining principal in four equal monthly installments of $250 each on August 1, September 1, October 1 and November 1, 2026, with the outstanding balance continuing to bear interest at the short-term Applicable Federal Rate payable with the final installment; (iii) in full satisfaction of interest accrued through the date of the Amendment and as consideration for the delay in payment and the waiver and extension, BiomX agreed to issue to Water IO 800,000 restricted shares of common stock, subject to clearance of an additional listing application with the NYSE American and written confirmation by each party of its corporate approvals, with an August 31, 2026 longstop after which such amount is payable in cash and no shares will be issued; and (iv) Water IO irrevocably waived, retroactively to the original maturity date, any default, event of default or right of acceleration arising from the non-payment of the Note at its original maturity date, and confirmed that the Note has not been accelerated.

The sale resulted in a gain of approximately $4 million to Water IO, which was recorded under Gain (loss) from discontinued operations in the condensed consolidated statements of operations.

B.	Resignation and Appointment of New Directors

On May 19, 2026, Shiran Fridman and Asaf Nachum were appointed to the Board of Directors of the Company, effective as of May 19, 2026.

Mr. Nachum, age 49, is an independent investment advisor and portfolio manager.

Each of Ms. Fridman and Mr. Nachum is entitled to $5 per quarter they serve as directors of the Company and 40 shares of common stock of the Company.

The appointments were made to replace David Rokach and Reuven Yeganeh, both of whom resigned as of May 19, 2026.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 – EVENTS DURING THE REPORTING PERIOD (cont.)

C.	Conversion of Debt

On April 27, 2026, the Company, and Mr. Shalom, executed and delivered the Note Exchange Agreement, pursuant to which the original principal amount of the notes issued to Mr. Shalom and accrued interest thereon in the amount of $2,139 was cancelled in its entirety in exchange for the issuance of 33,395 shares of common stock (the “Exchange Shares”). The exchange price of $0.5124 was the last consolidated bid price of a share of common stock as reported by The Nasdaq Stock Market LLC. The Exchange Shares are restricted shares and may not be sold without registration or an applicable exemption therefrom.

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

In connection with the consummation of the transactions contemplated by the Star Purchase Agreement on January 12, 2026, the Company issued to Star 26 a warrant to purchase a total of 96,141 shares of Common Stock at an exercise price of $187.50 per share (the “Star Warrant”), which was then distributed to the equity holders of Star 26 on a pro rata basis. Mr. Shalom’s pro rata amount of the Star Warrant was to purchase 57,405 shares of Common Stock.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 – EVENTS DURING THE REPORTING PERIOD (cont.)

D.	Exchange of Shares with VisionWave

On May 17, 2026, T3 exchanged 48,000 newly issued restricted shares of common stock of the Company, representing 9.96% of the issued and outstanding shares, for 475,492 shares of common stock (the “Exchange Shares”) of VisionWave Holdings, Inc., a Delaware corporation listed on the Nasdaq Capital Market (“VisionWave”). The per share price of the shares of VisionWave was $5.59 and the per share price of the Company was $55.375. The market value of the Exchange Shares was approximately $2,354 thousand.

VisionWave, through its own internal developments, various industry partnerships, and through its wholly owned subsidiaries VisionWave Technologies Inc., a Nevada corporation, and Solar Drone Ltd, an Israeli corporation, develops software and hardware solutions for UxV (Unmanned Vehicles including UAVs, UGVs and USVs – Aerial, Ground and Submersible) capabilities by integrating artificial intelligence (AI) and autonomous capabilities for defense, aerospace and commercial applications. Its technologies, both those available for sale and in development — ranging from radars and vision systems; to radio frequency (RF) sensing technologies; to computer platforms; to payload management for various UxVs like drones and UGVs, are intended for military and homeland security applications and for commercial use.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Transactions:

A.

On February 26, 2026, the Company closed a private placement pursuant to the terms of a Securities Purchase Agreement with an accredited investor (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) pursuant to which the investor (the “Purchaser”) agreed to purchase from the Company 400 units for an aggregate purchase price of $20,000 , or a per unit price of $50. Each unit consists of (i) one share (each a “Share” and collectively, the “Shares”) of Series B Convertible Preferred Stock, par value $0.0001 per share (pre-Reverse Stock Split) (the “Series B Preferred Stock”), and (ii) Common Warrants to purchase 35,211 (pre-Reverse Stock Split) shares of common stock, par value $0.0001 per share (pre-Reverse Stock Split), representing 150% of the number of shares of Common Stock initially issuable upon conversion of one share of Series B Preferred Stock, subject to adjustment as described herein (the “Common Warrants” and the shares of Common Stock issuable upon exercise or exchange of the Common Warrants, the “Warrant Shares”). The Private Placement is structured as a two stage investment. At the initial closing, which occurred on February 26, 2026, the Company sold 200 units for gross proceeds of $10 million. The Purchaser agreed to purchase an additional 200 units for an additional investment of $10 million following (i) the effectiveness of the registration statement described below, (ii) stockholder approval of the issuance of the transactions contemplated by the Securities Purchase Agreement as required pursuant to Nasdaq rules, (iii) the stock price is at least $1.00 (pre-Reverse Stock Split) and (iv) subject to the condition that the value of the trading in the Company’s stock on Nasdaq for the 10 consecutive days preceding the second closing is at or above $900  (the “Second Closing Market Trading Value”), provided that if the Second Closing Market Trading Value is less than $900 , then there will be a proportionate reduction in the number of units to be sold at the second closing.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 8 – STOCKHOLDERS’ EQUITY (cont.)

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

Series B Preferred Stock

Pursuant to the Certificate of Designations of Rights, Preferences and Limitations which was filed with the Secretary of State of the State of Delaware prior to closing of the Private Placement, each share of Series B Preferred Stock has a stated value of $50,000 (the “Stated Value”) and will initially be convertible into 23,474 (pre-Reverse Stock Split) shares of Common Stock (the “Conversion Shares”) (or pre-funded warrants in lieu thereof (the “Pre-Funded Warrants”)), calculated by dividing the Stated Value by the initial conversion price equal to $2.13 per Share (pre-Reverse Stock Split) (the “Initial Conversion Price”). The Initial Conversion Price is subject to adjustment upon stock splits, distributions, reorganizations, reclassifications, change of control and the like, and is also subject to price-based anti-dilution adjustments for subsequent offerings made by the Company while the Series B Preferred Stock remains outstanding (subject to certain exempt issuances). The Initial Conversion Price will also be adjusted upon receipt of Stockholder Approval (as hereinafter defined), if obtained, to the lower of (i) the then applicable conversion price and (ii) the price per share of the Common Stock on its trading market upon the earlier of (A) effectiveness of the registration statement required to be filed pursuant to the Registration Rights Agreement (as defined herein) or (B) upon applicability of Rule 144 as it relates to the sale of the Conversion Shares.

On June 24, 2026, at a special meeting of the shareholders of the Company, the shareholders approved, among other items, (i) the issuance of shares of Common Stock upon conversion of the Series B Preferred Stock issued or issuable in connection with the Private Placement as required by Nasdaq Listing Rules 5635(d) and (ii) the issuance of shares of Common Stock upon exercise of certain restricted common stock purchase warrants issued or issuable to the Purchaser pursuant to the terms of the Securities Purchase Agreement for purposes of complying with the Nasdaq Listing Rules.

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

NOTE 8 – STOCKHOLDERS’ EQUITY (cont.)

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

Common Warrants

The Common Warrants are exercisable on a cash or cashless basis at the earlier of (i) 180 days following their issuance and (ii) the date the stockholder approval is obtained, and expire 5 years from the date of issuance. Each Common Warrant will be initially exercisable for one share of Common Stock at an initial exercise price of $2.13 per share (pre-Reverse Stock Split), subject to adjustment for stock splits, distributions and the like (the “Initial Exercise Price”). The Initial Exercise Price is also subject to price-based anti-dilution adjustments for subsequent offerings made by the Company while the Common Warrants remain outstanding (subject to certain exempt issuances). At any time after the closing of the Private Placement, the holder of the Common Warrants may exchange the Common Warrants on a cashless basis for a number of shares of Common Stock determined by multiplying the total number of Warrant Shares with respect to which the Common Warrant is then being exercised by the Black Scholes Value (as defined in the Common Warrant) divided by the lower of the two closing bid prices of the Common Stock in the two days prior to the time of such exercise, but in any event not less than $0.01 (as may be adjusted for stock dividends, subdivisions, or combinations and the like). The exercise of the Common Warrants is subject to a 9.9% beneficial ownership limitation blocker.

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

NOTE 8 – STOCKHOLDERS’ EQUITY (cont.)

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

The Company analyzed the February 2026 Private Placement in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company determined that the Common Warrants do not meet the criteria for equity classification. Accordingly, the Common Warrants were accounted for as liability-classified instruments. The Common Warrants are initially recorded at fair value and are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations until settlement or expiration.

The Company, with the assistance of a third-party specialist, allocated the total proceeds received in the initial closing of the February 2026 Private Placement between the Common Warrant liability and the Series B Preferred Stock. Because the initial fair value of the Common Warrant liability exceeded the gross proceeds received, the entire $10.0 million of gross proceeds was allocated to the Common Warrant liability, the Series B Preferred Stock was initially recorded at zero, and the excess of approximately $15,429 thousand was recognized as financing expense upon initial recognition.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 8 – STOCKHOLDERS’ EQUITY (cont.)

Warrant Shares liability

The fair value of the Common Warrant was calculated using the Monte Carlo Simulation Model. The assumptions used to perform the calculations are detailed below:

	February 24, 2026	June 30, 2026
Expected volatility (%)	85.6%	92.4%
Risk-free interest rate (%)	3.61%	4.18%
Expected dividend yield	0.0%	0.0%
Expected term (years)	5	4.66
Conversion price (U.S. dollars)	2.130	2.130
Underlying share price (U.S. dollars)	2.130	0.171
Fair value (U.S. dollars in thousands)	25,429	124,387

Based on the above, the entire February 2026 Private Placement proceeds were allocated to the Common Warrants liability.

For the six and three months ended June 30, 2026, the Company recognized a loss from the change in fair value of the Common Warrant liability of approximately $98,958 thousand and $80,884 thousand, respectively, representing the increase in fair value from approximately $25,429 thousand at initial recognition to approximately $124,387 thousand as of June 30, 2026 and $43,503 thousand as of March 31, 2026.

On January 2, 2026, the Company issued 19,512 shares of common stock in connection with the conversion of previously issued Series B convertible preferred stock.

In addition, on January 2, 2026, the Company issued 585 shares of common stock to satisfy the penalty incurred from late effectiveness of the registration statement for the securities from September 2025 Private Placement. The fair value of the penalty shares was estimated at $300 and was included as other expenses in the financial statements for the year ended December 31, 2025.

B.	On September 19, 2025, the Company and Esousa Company Holdings, LLC, a New York limited liability company (the “Investor”), entered into a common stock purchase agreement (the “ELOC Purchase Agreement”), pursuant to which, subject to the terms and conditions set forth therein, the Company may sell to the Investor, from time to time during the term of the ELOC Purchase Agreement, up to the lesser of (i) $250,000 of the Company’s common stock, par value $0.0001 per share (the “Common Shares”), and (ii) the Exchange Cap (as defined below) (subject to certain exceptions provided in the ELOC Purchase Agreement) (the “Total Commitment”). Upon entering into the ELOC Purchase Agreement, the Company agreed to issue to the Investor $1,250 worth of the Company’s Common Stock (the “Commitment Shares”), determined by the lower of (i) the VWAP on the effective date of the registration statement covering the Common Shares and the Commitment Shares and (ii) the closing sale price on the effective date of such registration statement; provided, however, that if the Company elects to terminate the ELOC Purchase Agreement, the Commitment Shares’ calculation shall be based on the date of termination rather than the effective date of the registration statement.

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

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 8 – STOCKHOLDERS’ EQUITY (cont.)

On January 2, 2026, the Company issued 2,439 shares of common stock in connection with the Commitment Shares. The fair value of the Commitment shares was estimated at $1,250 and was included as other expense in the financial statements for the year ended December 31, 2025.

During the period from January 1, 2026 to February 4, 2026, the Company elected to sell to the Investor an aggregate of 6,945 shares of Common Stock for total proceeds of $2,208. In addition, during February 2026, the Company advanced the Investor 24,800 shares of Common Stock to be applied against future sales of the Company’s Common Stock under the ELOC Purchase Agreement. During the period from February 9, 2026 to February 19, 2026, the Company elected to sell to the Investor an aggregate of 5,512 shares of Common Stock from the advance shares, for total proceeds of $1,322.

Advance shares are not treated as completed sales on the date they were transferred to the Investor. Rather, the related share issuances and proceeds were recognized upon each drawdown, when the applicable purchase price was determined in accordance with the VWAP pricing provisions of the ELOC Purchase Agreement

NOTE 9 – WARRANTS

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding as of June 30, 2026:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at June 30, 2026	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Public and Private Warrants	11,500	6,701	0.03	908.75
September 2025 Private Placement Warrant	675.63	3,777	3.10	173.75
February 2026 Warrants	266.25	701,746	4.66	177.50
	266.25-11,500	712,224	4.61	184.36

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding as of December 31, 2025:

	Warrants Outstanding
	Range of Exercise Price	Number Outstanding at December 31, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Public and Private Warrants	11,500.00	6,701	0.53	2,023.75
April 2024 Warrants	860.00	116	0.01	2.50
August 2025 Warrant	550.00	2,000	0.24	28.75
September 2025 Private Placement Warrant	675.63	29,268	3.60	518.75
	0.0125 – 11,500.00	38,085	2.87	756.25

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 – WARRANTS (cont.)

Warrant activities for the six months ended June 30, 2026 were as follows:

	Number of warrants	Weighted Average Exercise Price
		USD

Outstanding at December 31, 2025	38,085	2,573.75
Expired	(116)	860.00
Granted	701,746	177.50
Exercised	(27,491)	648.75
	712,224	1,260.00

NOTE 10 – STOCK-BASED COMPENSATION

Stock options generally vest over one to three years, with a maximum term of ten years from the date of grant. These awards become available to the recipient upon the satisfaction of a vesting condition based on a period of service. Total stock options activity for the six months ended June 30, 2026 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
		USD

Outstanding at December 31, 2025	38.60	68,825
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2026	38.60	68,825
Exercisable at June 30, 2026	38.60	68,825
Options expected to vest	-	-

Stock-based compensation expense for the six months ended June 30, 2026 and 2025, was $0 and $178, respectively. Stock-based compensation expense was recorded as professional fees on the accompanying consolidated statements of operations and comprehensive loss. There was no unrecognized stock-based compensation at June 30, 2026.

NOTE 11 – LITIGATION

On March 3, 2026, the Company obtained a copy of a summons and complaint filed in the Supreme Court of the State of New York dated February 24, 2026 by Kingswood Capital Partners, LLC against Star, Nukkleus, Inc. and the Company. The complaint alleges that a success fee is due for an earned investment banking success fee arising from a transaction. The Company denies all the allegations and intends to vigorously defend such action, which it believes is without merit. The court has referred the matter to mandatory mediation.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – RELATED PARTIES

A.	Balances with related parties and officers:

	As of June 30,	As of December 31,
	2026	2025

Note receivable - related party	-	4,500
Promissory note – related party	2,061	-
Due from related parties	-	1,641
Due to related parties	-	255
Other current liabilities	181	154

B.	Other information:

On February 17, 2026, the Board of Directors, based on the recommendations and approval of the Compensation Committee, approved the terms and provisions of a Consulting Agreement between the Company and Billio Ltd., a company in Israel, to provide the services of Menachem Shalom as the principal executive officer of the Company. The consulting agreement terminates and supersedes the (i) Consulting Agreement dated December 16, 2024 between the Company and Billio Ltd., pursuant to which the Company obtained consulting services from the Consultant through Menachem Shalom; (ii) Management Services Agreement dated June 28, 2024, as amended by Amendment No. 1 dated August 8, 2024, between Star 26 Capital, Inc. (“Star Capital”) and Zero One Capital LLC, a Nevada limited liability company (“Zero One”) in which Mr. Shalom is the chief executive officer and controlling member and shareholder of Zero One; and (iii) Offsetting Management Services Agreement dated August 12, 2024 between Zero One and B. Rimon Agencies Ltd., an Israeli company which is currently wholly-owned by Star Capital.

Given the performance of the Company within the last 15 months, the Compensation Committee and the Board of Directors determined that it was in the best interest of the Company to provide Mr. Shalom with the amended consulting agreement and increased compensation. The Committee and the Board also authorized a cash bonus to Mr. Shalom in the amount of $250  for his past services to the Company. The Company, under the supervision and guidance of Mr. Shalom, has completed several acquisitions within the last 15 months, including without limitation, Star 26, Tiltan Software Engineering, Nimbus Drones and ITS.

Pursuant to the terms of the Consulting Agreement, which is effective as of January 1, 2026, Mr. Shalom will continue to act as the chief executive officer of the Company while maintaining other executive roles in non-competing companies. For his services, Mr. Shalom will receive a base salary of $60 per month and target cash bonuses equal to 50% of base salary, subject to achievement of performance goals to be set by the Compensation Committee. He could also be entitled to additional milestone-based bonuses as determined by the Board. Mr. Shalom will receive 2,000 shares of common stock quarterly, subject to availability under approved incentive plans; if there is no plan or no availability, the quarterly amount of shares shall accrue until there is availability under an approved incentive plan. Such plan will also require shareholder approval pursuant to applicable Nasdaq rules. He will also be entitled to a relocation grant of $175  if Mr. Shalom relocates to the United States with his family. Mr. Shalom will also be entitled to all executive benefit plans including health and 401(k) plans and 30 business days per year vacation.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – RELATED PARTIES (cont.)

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

NOTE 13 – SEGMENT REPORTING

As of June 30, 2026, the Company's reportable segments are (i) Rimon, (ii) ITS and (iii) Tiltan. Nimbus and Water were not considered material and are therefore included within other segments.

The Company’s chief operating decision maker is its chief executive officer.

The chief operating decision maker assesses performance and decides how to allocate resources based on gross profit (loss) that is also reported on the income statement as gross profit (loss).

The measurement of segment assets is reported on the balance sheet as total consolidated assets.

The chief operating decision maker uses gross profit (loss) to evaluate income generated from the segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of the entity.

The following table presents information about the Company’s reportable segments for the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30
	2026	2025

Revenue from Rimon	3,331	-
Salaries and related compensation	(441)
Depreciation	(13)
Other cost related to Rimon (mainly materials)	(2,298)	-
Gross Profit	579	-

Revenue from ITS	3,450	-
Salaries and related compensation	(1,820)
Depreciation	(300)
Other cost related to ITS (mainly materials)	(751)	-
Gross loss	579	-

Revenue from TILTAN	736	-
Salaries and related compensation	(198)
Depreciation and amortization	(33)
Cost related to TILATN	(254)	-
Gross income	251	-

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – SEGMENT REPORTING

	Six months ended
	June 30
	2026	2025
Revenue from other reportable segments	132	-
Cost related to other reportable segments	(157)	-
Gross income	(25)	-

Research and development expenses	(622)	-
Selling and marketing expenses	(341)	-
Professional services	(1,928)	(2,555)
Salaries and related compensation	(2,043)	-
Other general and administrative expenses	(3,150)	-
General and administrative expenses of consolidated variable interest entities	(489)	--
Total Operating loss	(7,189)	(2,555)
Interest expense	(3,415)	(372)
Interest on related parties promissory note	(354)	-
Change in fair value - convertible note	5,392	588
Change in fair value - stock purchase warrant liabilities	(107,641)	109,406
Other (expenses) income	1,116	(690)

Net loss before tax	(112,091)	106,377

Discontinued operation	4,159	(400)
Income taxes	152	-

Net loss	(107,780)	105,977

NOTE 14 – SUBSEQUENT EVENTS

A.	Annual Meeting

On August 5, 2026, the Company held its annual meeting of stockholders for the calendar year 2026 (the “Annual Meeting”). As of the record date of July 9, 2026 (the “Record Date”), 126,311,902 shares of common stock, $0.0001 par value per share (the “Common Stock”), were issued and outstanding and entitled to vote at the Annual Meeting. The number of shares of Common Stock present or represented by valid proxy at the Annual Meeting was 66,928,688 shares of Common Stock, representing a quorum.

The number of shares issued and outstanding as of the Record Date and the number present or represented by proxy at the Annual Meeting are not reflective of the 1:125 reverse stock split effective July 20, 2026.

The stockholders voted on and approved the following proposals at the Annual Meeting:

1.	Election of four directors to hold office until the 2027 annual meeting of stockholders of the Company and until their respective successors have been duly elected and qualified. The Company’s nominees were Menachem Shalom, Shiran Fridman, Tomer Nagar and Asaf Nachum.

2.	Ratification of the appointment of Somekh Chaikin, a member firm of KPMG International, as the Company’s independent external auditors for the fiscal year ending December 31, 2026 and to authorize the Company’s Board of Directors to fix their remuneration.

3.	Approval and adoption of the 2026 Evergreen Equity Incentive Plan and the initial authorization of 176,000 post-split shares of common stock for issuance thereunder, with such number to increase 8% annually.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 14 – SUBSEQUENT EVENTS (cont.)

B.	Reverse Stock Split

The Company approved a reverse stock split of its issued and outstanding shares of common stock (“Common Stock”), at a ratio of 1-for-125 (the “Reverse Stock Split”). The Reverse Stock Split was duly approved in a special meeting of the stockholders held on June 24, 2026. On July 16, 2026, the Company filed with the Secretary of State of the State of Delaware the Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 12:01 a.m., Eastern Time, on July 20, 2026, and the Company’s Common Stock began trading on the Nasdaq Stock Market on a split-adjusted basis when the market opened on July 20, 2026.

The Company implemented the Reverse Stock Split to raise the per share bid price of the Company’s Common Stock above $1.00 per share and bring the Company back into compliance with Nasdaq Listing Rule 5550(a)(2). The Company will have regained compliance on July 31, 2026, once the Company’s Common Stock has traded at or above $1.00 for ten consecutive trading days.

The Reverse Stock Split became effective on July 20, 2026 (the “Effective Date”) and began trading on a split-adjusted basis at the commencement of trading on the Effective Date, under the Company’s existing trading symbol “DFNS.” The new CUSIP number for the Common Stock following the Reverse Stock Split is 67054R302.

On the Effective Date, the total number of shares of Common Stock held by each stockholder of the Company were exchanged for the number of shares of Common Stock equal to the number of issued and outstanding shares of Common Stock held by each such stockholder immediately prior to the Reverse Stock Split, divided by one hundred twenty-five (125), with such resulting number of shares rounded up to the nearest whole share. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. The Company did round up fractional shares at the beneficial level and instead round up any such fractional shares up at the participant level. Also on the Effective Date, all equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split.

The Reverse Stock Split was effected pursuant to the Company’s filing of the Certificate of Amendment with the Secretary of State of the State of Delaware.

The Company is authorized to issue 150,000,000 shares of Common Stock and 15,000,000 shares of preferred stock (the “Preferred Stock”). There was no change to the number of authorized capital stock of the Company or to the rights limitations and privileges, including voting rights, of the Company’s designated and outstanding shares of Preferred Stock. The Reverse Stock Split had no effect on the par value of the Common Stock or the Preferred Stock.

Immediately after the Reverse Stock Split, each Common Stockholder’s percentage ownership interest in the Company’s Common Stock and proportional voting power of the Company’s Common Stock remained unchanged, except for minor changes and adjustments that will result from the treatment of fractional shares. The rights and privileges of the holders of shares of Common Stock remain unaffected by the Reverse Stock Split.

T3 DEFENSE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 14 – SUBSEQUENT EVENTS (cont.)

C.	Acquisition of Project 35

On July 6, 2026, T3 Defense Inc., a Delaware corporation (the “Company”), acquired 60% of the outstanding equity capital of Project 35, an Israeli corporation (“Project 35”) on a fully diluted basis. In consideration for the 60 ordinary shares of Project 35, the Company issued 168,479 shares of common stock and a $1,250 note for the shares of Project 35. The note bears interest at the rate of 12% and matures July 5, 2027. The Company also has an obligation to provide Project 35 with funding of $2,500 for its operations during the next 12 months.

Project35 supplies defense organizations, including Israel Aerospace Industries (IAI), ELTA Systems, Rafael Advanced Defense Systems, and Elbit Systems, as well as the Israel Ministry of Defense. Project35’s unmanned aerial platforms are in operational use. Over the past three and a half years, Project 35 has focused on developing the HY-380, an autonomous, man-portable aerial interceptor designed to neutralize hostile drones within seconds of detection using a dual-sensor guidance system that combines RF and optical AI tracking. The interceptor has completed initial live-fire field trials, validating its performance and accuracy for high-intensity conflict environments. Project35’s aerial platforms range from heavy-lift multirotor cargo drones and long-endurance fixed-wing VTOL aircraft for intelligence, surveillance, and reconnaissance to high-speed, AI-guided tactical FPV systems. Complementing these is a dedicated counter-UAV suite comprising the HY-380 autonomous interceptor, radar and GNSS countermeasure systems, RF jamming and direction-finding, and cybersecure, anti-jam mesh data links. The company’s systems are built from composite materials and aerospace-grade structures, hold AS9100 aviation quality certification, and are engineered to Western supply-chain standards, including Blue UAS and NDAA compliance.

The acquisition was made pursuant to the Stock Purchase Agreement dated as of July 6, 2026 among the Company, Project 35 and X S.A. Security and Defense Ltd., as the seller of the shares of Project35.

Given the limited time between the acquisition date and June 30, 2026, the Company has not yet completed the valuation procedures necessary to determine the fair values of the identifiable assets acquired and liabilities assumed, including intangible assets, contingent consideration (if any), and the resulting goodwill. As permitted under ASC 805-10-25-13 through 25-19 (the measurement period provisions), the Company has recorded the assets acquired and liabilities assumed at provisional amounts based on management's preliminary estimates, and will finalize the purchase price allocation within the one-year measurement period following the acquisition date, as additional information regarding facts and circumstances that existed as of the acquisition date becomes available. Accordingly, certain disclosures otherwise required under ASC 805-10-50, including a detailed breakdown of the fair value of assets acquired and liabilities assumed by major class, the amount of goodwill by reportable segment, and pro forma revenue and earnings information as if the acquisition had occurred at the beginning of the reporting period, have not been presented in these financial statements because they are not yet practicable to determine. These disclosures will be included in the Company's financial statements for the period in which the purchase price allocation is finalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are statements in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K, and in our Quarterly Reports on Form 10-Q for the quarterly periods ended subsequent to our filing of such Annual Report, as well as any amendments thereto reflected in subsequent filings with the Securities and Exchange Commission (the “SEC”). Any of these risks may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Overview

Currently, the Company, through its subsidiaries, is a strategic acquirer and operator of aerospace and defense (A&D) businesses. We are building a portfolio of mission-critical suppliers and advanced technology companies and strategic infrastructure opportunities across the defense, aerospace, and advanced manufacturing sectors across the United States, Israel and Europe. Following the appointment in September 2024 of Menachem Shalom, our current chief executive officer and a director, we are positioning the Company as a strategic platform company focused on acquiring, integrating, and scaling high-impact businesses in the aerospace and defense industries. Our strategy targets Tier 2 and Tier 3 suppliers that form the industrial backbone of national security infrastructure, with particular emphasis on companies offering dual-use technologies, advanced AI applications, and critical manufacturing capabilities.

Recent Developments

Annual Meeting

On August 5, 2026, the Company held its annual meeting of stockholders for the calendar year 2026 (the “Annual Meeting”). As of the record date of July 9, 2026 (the “Record Date”), 126,311,902 shares of common stock, $0.0001 par value per share (the “Common Stock”), were issued and outstanding and entitled to vote at the Annual Meeting. The number of shares of Common Stock present or represented by valid proxy at the Annual Meeting was 66,928,688 shares of Common Stock, representing a quorum.

The number of shares issued and outstanding as of the Record Date and the number present or represented by proxy at the Annual Meeting are not reflective of the 1:125 reverse stock split effective July 20, 2026.

The stockholders voted on and approved the following proposals at the Annual Meeting:

1.	Election of four directors to hold office until the 2027 annual meeting of stockholders of the Company and until their respective successors have been duly elected and qualified. The Company’s nominees were Menachem Shalom, Shiran Fridman, Tomer Nagar and Asaf Nachum.

2.	Ratification of the appointment of Somekh Chaikin, a member firm of KPMG International, as the Company’s independent external auditors for the fiscal year ending December 31, 2026 and to authorize the Company’s Board of Directors to fix their remuneration.

3.	Approval and adoption of the 2026 Evergreen Equity Incentive Plan and the initial authorization of 176,000 post-split shares of common stock for issuance thereunder, with such number to increase 8% annually.

Reverse Stock Split

The Company approved a reverse stock split of its issued and outstanding shares of common stock (“Common Stock”), at a ratio of 1-for-125 (the “Reverse Stock Split”). The Reverse Stock Split was duly approved in a special meeting of the stockholders held on June 24, 2026. On July 16, 2026, the Company filed with the Secretary of State of the State of Delaware the Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 12:01 a.m., Eastern Time, on July 20, 2026, and the Company’s Common Stock began trading on the Nasdaq Stock Market on a split-adjusted basis when the market opened on July 20, 2026.

The Company implemented the Reverse Stock Split to raise the per share bid price of the Company’s Common Stock above $1.00 per share and bring the Company back into compliance with Nasdaq Listing Rule 5550(a)(2). The Company regained compliance on July 31, 2026, once the Company’s Common Stock had traded at or above $1.00 for ten consecutive trading days.

The Reverse Stock Split became effective on July 20, 2026 (the “Effective Date”) and began trading on a split-adjusted basis at the commencement of trading on the Effective Date, under the Company’s existing trading symbol “DFNS.” The new CUSIP number for the Common Stock following the Reverse Stock Split is 67054R302.

On the Effective Date, the total number of shares of Common Stock held by each stockholder of the Company were exchanged for the number of shares of Common Stock equal to the number of issued and outstanding shares of Common Stock held by each such stockholder immediately prior to the Reverse Stock Split, divided by one hundred twenty-five (125), with such resulting number of shares rounded up to the nearest whole share. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. The Company did round up fractional shares at the beneficial level and instead round up any such fractional shares up at the participant level. Also on the Effective Date, all equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split.

The Reverse Stock Split was effected pursuant to the Company’s filing of the Certificate of Amendment with the Secretary of State of the State of Delaware.

The Company is authorized to issue 500,000,000 shares of Common Stock and 10,000,000 shares of preferred stock (the “Preferred Stock”). There was no change to the number of authorized capital stock of the Company or to the rights limitations and privileges, including voting rights, of the Company’s designated and outstanding shares of Preferred Stock. The Reverse Stock Split had no effect on the par value of the Common Stock or the Preferred Stock.

Immediately after the Reverse Stock Split, each Common Stockholder’s percentage ownership interest in the Company’s Common Stock and proportional voting power of the Company’s Common Stock remained unchanged, except for minor changes and adjustments that will result from the treatment of fractional shares. The rights and privileges of the holders of shares of Common Stock remain unaffected by the Reverse Stock Split.

Acquisition of Project 35

On July 6, 2026, T3 acquired 60% of the outstanding equity capital of Project 35, an Israeli corporation (“Project 35”) on a fully diluted basis. In consideration for the 60 ordinary shares of Project 35, the Company issued 168,479 shares of common stock and a $1,250,000 note for the shares of Project 35. The note bears interest at the rate of 12% and matures July 5, 2027. The Company also has an obligation to provide Project 35 with funding of $2,500,000 for its operations during the next 12 months.

Project35 is a trusted supplier to the region’s leading defense organizations, including Israel Aerospace Industries (IAI), ELTA Systems, Rafael Advanced Defense Systems, and Elbit Systems, as well as the Israel Ministry of Defense. Project35’s unmanned aerial platforms are field-proven and already in active operational use. Over the past three and a half years, Project 35 has focused on developing the HY-380, an autonomous, man-portable aerial interceptor designed to neutralize hostile drones within seconds of detection using a dual-sensor guidance system that combines RF and optical AI tracking. The interceptor has recently completed a series of successful initial live-fire field trials, validating its performance and accuracy for high-intensity conflict environments. Project35’s aerial platforms range from heavy-lift multirotor cargo drones and long-endurance fixed-wing VTOL aircraft for intelligence, surveillance, and reconnaissance to high-speed, AI-guided tactical FPV systems. Complementing these is a dedicated counter-UAV suite comprising the HY-380 autonomous interceptor, radar and GNSS countermeasure systems, RF jamming and direction-finding, and cybersecure, anti-jam mesh data links. The company’s systems are built from composite materials and aerospace-grade structures, hold AS9100 aviation quality certification, and are engineered to Western supply-chain standards, including Blue UAS and NDAA compliance.

Appointment of CFO

On June 11, 2026, the Board of Directors (the “Board”) of the Company, appointed Roy Cohen as the Chief Financial Officer, to serve at the discretion of the Board, until his successor is duly appointed and qualified, with such appointment being effective as of June 1, 2026. Mr. Cohen brings over 25 years of extensive financial leadership in global public and private organizations. From 2023 to the present, Mr. Cohen served as a Senior Financial Consultant, advising boards and executive management on financial infrastructure and corporate governance. Previously, he served as Chief Financial Officer of Pangaya Ltd. from 2022 to 2023, and as VP Finance and Chief Controller of Cintec Media Ltd. from 2020 to 2022. Notably, Mr. Cohen has extensive experience with NASDAQ-listed companies and US GAAP reporting standards. He served as the Global Chief Controller at Orbotech Ltd. (NASDAQ: ORBK), a global technology leader with over $1 billion in annual revenue. In this capacity, he was responsible for consolidated financial reporting under US GAAP and oversaw the company’s global Sarbanes-Oxley (SOX) compliance and internal control frameworks. Mr. Cohen is a Certified Public Accountant and holds a B.A. in Business Administration (Accounting and Finance) from the College of Management Academic Studies. Mr. Cohen will receive NIS 55,000 per month until September 2026, at which time he will receive NIS 65,000 per month thereafter.

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

On July 27, 2026, BiomX and Water IO entered into Amendment No. 1 and Waiver, dated as of July 24, 2026, to the Note (the “Amendment”) pursuant to which (i) the maturity date of the Note was extended from July 10, 2026 to November 1, 2026; (ii) the Company agreed to pay $250,000 of principal within two business days after execution of the Amendment, and the remaining principal in four equal monthly installments of $250,000 each on August 1, September 1, October 1 and November 1, 2026, with the outstanding balance continuing to bear interest at the short-term Applicable Federal Rate payable with the final installment; (iii) in full satisfaction of interest accrued through the date of the Amendment and as consideration for the delay in payment and the waiver and extension, BiomX agreed to issue to Water IO 800,000 restricted shares of common stock, subject to clearance of an additional listing application with the NYSE American and written confirmation by each party of its corporate approvals, with an August 31, 2026 longstop after which such amount is payable in cash and no shares will be issued; and (iv) Water IO irrevocably waived, retroactively to the original maturity date, any default, event of default or right of acceleration arising from the non-payment of the Note at its original maturity date, and confirmed that the Note has not been accelerated.

As a result of the transaction, Water IO holds 1,300,000 shares of BiomX common stock, representing approximately 16.57% of BiomX’s issued and outstanding common stock following the issuance. The Company, through Star 26, beneficially owns approximately 67% of Water IO’s equity, and accordingly may be deemed to beneficially own such BiomX shares indirectly.

Results of Operations

Comparison For the Six Months Ended June 30, 2026 Versus the Six Months Ended June 30, 2025

Revenues

For the six months ended June 30, 2026 we had revenues of $7,649,000, as compared to revenues of $0 for the six months ended June 30, 2025.

Cost of Revenues and Gross Profit

For the six months ended June 30, 2026, cost of revenues was $6,265,000 and gross profit was $1,384,000, as compared to $0 for the six months ended June 30, 2025.

Operating Expenses

For the six months ended June 30, 2026 we had operating expenses of $8,573,000, as compared to operating expenses of $2,555,000 for the six months ended June 30, 2025. Operating expenses consisted of research and development expenses $622,000, selling and marketing expenses $341,000, and general and administrative expenses $7,121,000, as well as general and administrative expenses of consolidated variable entities of $489,000.

Other Income (Expense)

For the six months ended June 30, 2026, we had total other expense, net, of $104,902,000, as compared to total other income, net, of $108,933,000 for the six months ended June 30, 2025. The change was driven primarily by a loss of $107,641,000 from the change in fair value of stock purchase warrant liabilities in 2026, compared with a gain of $109,406,000 on the same item in 2025.

Net Income (Loss)

For the six months ended June 30, 2026, we had a net loss of $107,780,000, as compared to net income of $105,977,000 for the six months ended June 30, 2025. Net loss attributable to the Company’s stockholders for the six months ended June 30, 2026 was $109,634,000.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Revenues

For the three months ended June 30, 2026 we had revenues of $3,996,000, as compared to revenues of $0 for the three months ended June 30, 2025.

Cost of Revenues and Gross Profit

For the three months ended June 30, 2026, cost of revenues was $2,983,000 and gross profit was $1,013,000, as compared to $0 for the three months ended June 30, 2025.

Operating Expenses

For the three months ended June 30, 2026 we had operating expenses of $4,391,000, as compared to operating expenses of $1,048,000 for the three months ended June 30, 2025. Operating expenses consisted of research and development expenses $348,000, selling and marketing expenses $184,000, and general and administrative expenses $3,593,000, as well as general and administrative expenses of consolidated variable entities of $266,000.

Other Income (Expense).

For the three months ended June 30, 2026, we had total other expense, net, of $82,504,000, as compared to total other income, net, of $4,285,000 for the three months ended June 30, 2025. The change was driven primarily by a loss of $81,006,000 from the change in fair value of stock purchase warrant liabilities.

Net Income (Loss)

For the three months ended June 30, 2026, we had a net loss of $81,429,000, as compared to net income of $3,019,000 for the three months ended June 30, 2025. Net loss attributable to the Company’s stockholders for the three months ended June 30, 2026 was $82,487,000.

Liquidity and Capital Resources

As of June 30, 2026, we had $21,242,000 of current assets, including $4,085,000 of cash and cash equivalents. Based on management’s current expectations, we anticipate that we will need approximately $5,000,000 for the next 12 months of operations.

At June 30, 2026, the Company had negative working capital of approximately $131 million (of which $124 million consists of stock purchase warrant liabilities that do not require cash settlement) and a stockholders’ deficit of $19 million as of June 30, 2026; For the six months ended June 30, 2026, the Company reported a net operating loss of $7.2 million, and $3.4 million for the three months ended June 30, 2026, and net cash used in operations of $9.8 million. Absent any other action, the Company will require additional liquidity to continue its operations for the next 12 months.

After evaluating these conditions, management concluded that its plans, when considered in aggregate, alleviate substantial doubt about the Company’s ability to continue as a going concern. Those plans include: (i) the Company’s existing unrestricted cash balance of approximately $4.1 million, sufficient to fund projected operating expenses through the look-forward period; (ii) an active Equity Line of Credit (“ELOC”) with Esousa Holdings, LLC — legally binding, SEC-registered, and shareholder-approved — providing drawdown capacity, which exceeds the Company’s projected annual operating cash needs; (iii) the Company’s majority-owned subsidiaries, including Rimon Ltd. and Nimbus Drones, which are cash-positive and require no capital support from the Company; (iv) management’s ongoing efforts to assist subsidiaries in securing or expanding bank credit facilities; (v) the option to satisfy certain obligations through issuance of equity in lieu of cash; and (vi) management's plans to conduct efficiency measures and cost reduction steps in certain subsidiaries.

In addition, management believes that the completion of the sale by Water IO Ltd., a majority-owned indirect subsidiary of the Company, of Zorro Net Ltd. to BiomX Inc., pursuant to which Water IO received 1,300,000 shares of BiomX common stock and a $1.25 million promissory note due by November 2026 with monthly installment payments, may provide additional liquidity and financial flexibility to the Company and its subsidiaries. The sale occurred on April 10, 2026.

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

Cash Flows

The following summarizes the key components of our cash flows for the six months ended June 30, 2026 and June 2025:

For the six months ended June 30, 2026, net cash used in operating activities was $9,781,000, net cash used in investing activities was $4,443,000 and net cash provided by financing activities was $15,353,000. For the six months ended June 30, 2025, net cash used in operating activities was $2,694,000, net cash used in investing activities was $1,515,000 and net cash used in financing activities was $878,000.

Cash Flows from Operating Activities

Net cash used in operating activities was $9,781,000 for the six months ended June 30, 2026, as compared to $2,694,000 for the six months ended June 30, 2025. The change was primarily attributable to the net loss of $107,780,000, offset by non-cash items, principally the $102,231,000 change in fair value of warrant and convertible note instruments, $1,907,000 of stock-based compensation, $3,111,000 of interest earned on marketable securities held in the trust account and a $1,744,000 gain on the sale of a subsidiary, together with changes in operating assets and liabilities, including inventory of $916,000 and trade receivables of $255,000.

Cash Flows from Investing Activities

Net cash used in investing activities was $4,443,000 for the six months ended June 30, 2026, as compared to $1,515,000 for the six months ended June 30, 2025. Cash used in 2026 consisted primarily of $4,476,000 used in the purchase of subsidiaries, $1,112,000 relating to the deconsolidation of a subsidiary and $180,000 of payments for property and equipment, partially offset by $1,138,000 of cash acquired in a subsidiary purchase and $239,000 of investments in short-term securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15,353,000 for the six months ended June 30, 2026, as compared to net cash used in financing activities of $878,000 for the six months ended June 30, 2025. Cash provided in 2026 consisted primarily of $10,000,000 of net proceeds from the sale of SPAC units and private placement units and $8,073,000 of proceeds from the ELOC, partially offset by $2,543,000 of repayments of notes payable, $455,000 of repayments of short-term bank credit and $288,000 of dividend payments.

Seasonality

The Company’s business is not subject to seasonality.

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

If an adverse 10% foreign currency exchange rate change was applied to the largest foreign currency exposure (e.g. British Pound) or to all foreign currency exposures in aggregate, of monetary assets, liabilities, and commitments denominated in currencies other than its functional currency as of June 30, 2026 and December 31, 2025, it would not have a material impact on our financial results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

Our principal executive officer and our principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other

None.

Part II - Other Information

Item 1. Legal Proceedings

On March 3, 2026, the Company obtained a copy of a summons and complaint filed in the Supreme Court of the State of New York dated February 24, 2026 by Kingswood Capital Partners, LLC against Star 26 Capital, Inc., Nukkleus, Inc. and the Company. The complaint alleges that a success fee is due for an earned investment banking success fee arising from a transaction. The Company denies all the allegations and intends to vigorously defend such action, which it believes is without merit. A mediation assessment conference is scheduled for September 22, 2026 to assess whether the matter is ripe for mediation.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

On August 11, 2026, Roy Cohen, our Chief Financial Officer as of June 11, 2026, announced that he will be resigning as of September 10, 2026. Mr. Cohen’s resignation was not the result of any dispute or disagreement relating to the Company’s operations, policies or practices.

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

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 18, 2026

By:	/s/ Menachem Shalom
Menachem Shalom
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Roy Cohen
Roy Cohen
Chief Financial Officer (Principal Financial and Accounting Officer